Form 10-Q
period 2000-06-30
KIEWIT MATERIALS CO
filed 2000-09-22
CIK 1102755

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED                     COMMISSION FILE NUMBER
                JUNE 30, 2000                                    000-29619

                            KIEWIT MATERIALS COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      47-0819021
           (STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)

        KIEWIT PLAZA, OMAHA, NEBRASKA                              68131
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (402) 536-3661
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [ ]  No  [X]

     The number of shares outstanding of each of the registrant's classes of common stock as of September 19, 2000:

                Title of Class                               Shares Outstanding
        Common Stock, $0.01 par value                            36,343,869

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            KIEWIT MATERIALS COMPANY

                                     INDEX

                                                              PAGE
                                                              ----
                 PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements.
  Consolidated Condensed Statements of Earnings for the
     three and six months ended June 30, 2000 and 1999......     1
  Consolidated Condensed Balance Sheets as of June 30, 2000
     and December 25, 1999..................................     2
  Consolidated Condensed Statements of Cash Flows for the
     six months ended June 30, 2000 and 1999................     3
  Notes to Consolidated Condensed Financial Statements......     4
Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of
  Operations................................................     7
Item 3.  Quantitative and Qualitative Disclosure About
  Market Risk...............................................    10

                   PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
  Holders...................................................    10
Item 6.  Exhibits and Reports on Form 8-K...................    10
Signatures..................................................    11
Index to Exhibits...........................................    12

                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                           JUNE 30,                          JUNE 30,
                                 -----------------------------    ------------------------------
                                     2000             1999            2000             1999
                                 -------------    ------------    -------------    -------------
Revenue........................  $ 127,930,873    $109,258,819    $ 227,470,710    $ 208,746,819
Cost of revenue................   (106,572,791)    (93,209,800)    (190,729,935)    (177,015,210)
Depreciation, depletion and
  amortization.................     (4,962,514)     (4,440,660)      (9,637,042)      (7,607,247)
                                 -------------    ------------    -------------    -------------
                                    16,395,568      11,608,359       27,103,733       24,124,362
General and administrative
  expenses.....................     (5,391,202)     (5,890,179)     (11,842,104)     (12,495,527)
                                 -------------    ------------    -------------    -------------
Operating earnings.............     11,004,366       5,718,180       15,261,629       11,628,835
Other income (expense):
  Investment income............      1,257,863         948,699        2,705,546        1,959,653
  Equity earnings..............             --          (1,940)              --          269,554
  Interest expense.............       (551,007)       (622,286)      (1,282,330)        (864,520)
  Gain on sale of property,
     plant and equipment,
     net.......................        340,336         310,954          436,372          456,268
  Other, net...................         54,877         230,346          111,790          285,120
                                 -------------    ------------    -------------    -------------
                                     1,102,069         865,773        1,971,378        2,106,075
                                 -------------    ------------    -------------    -------------
Earnings before income taxes
  and minority interest........     12,106,435       6,583,953       17,233,007       13,734,910
Minority interest..............         74,375         391,598           17,234          (44,830)
Income tax expense.............     (4,830,798)     (2,655,004)      (6,867,976)      (5,493,964)
                                 -------------    ------------    -------------    -------------
Net earnings...................  $   7,350,012    $  4,320,547    $  10,382,265    $   8,196,116
                                 =============    ============    =============    =============
Net earnings per share:
  Basic and diluted............  $      73,500    $     43,205    $     103,823    $      81,961
                                 =============    ============    =============    =============

     See accompanying notes to consolidated condensed financial statements.

                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                JUNE 30,     DECEMBER 25,
                                                                  2000           1999
                                                              (UNAUDITED)
                                                              ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 47,355,863   $ 72,330,127
  Marketable securities.....................................            --      2,533,975
  Receivables, less allowance of $1,036,724 and $993,998....    59,939,866     51,367,160
  Inventories...............................................    14,807,025     11,140,897
  Deferred income taxes.....................................     5,227,000      4,662,000
  Other.....................................................     2,452,738      1,884,960
                                                              ------------   ------------
Total current assets........................................   129,782,492    143,919,119
Property, plant and equipment, less accumulated depreciation
  of $104,250,171 and $96,277,685...........................   130,394,513    100,000,530
Other assets................................................    46,569,770     32,970,988
                                                              ------------   ------------
                                                              $306,746,775   $276,890,637
                                                              ============   ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Accounts payable..........................................  $ 35,229,121   $ 23,803,632
  Current portion of long-term debt.........................       570,514        561,538
  Accrued payroll and payroll taxes.........................     5,545,099      6,772,340
  Accrued insurance costs...................................     8,720,669      6,776,798
  Income taxes payable -- parent company....................    16,747,691     11,815,841
  Other.....................................................     1,643,733      1,719,859
                                                              ------------   ------------
Total current liabilities...................................    68,456,827     51,450,008
Long-term debt, less current portion........................     5,231,061      3,753,298
Deferred income taxes.......................................    10,092,000      8,976,000
Other liabilities...........................................     2,641,206      2,622,906
Minority interest...........................................       338,537        355,770
                                                              ------------   ------------
     Total liabilities......................................    86,759,631     67,157,982
Stockholder's equity:
  Common stock, par $.01; and 100 shares authorized, issued
     and outstanding........................................             1              1
  Additional paid-in capital................................   126,501,127    126,627,470
  Accumulated other comprehensive income....................            --          1,434
  Retained earnings.........................................    93,486,016     83,103,750
                                                              ------------   ------------
Total stockholder's equity..................................   219,987,144    209,732,655
                                                              ------------   ------------
                                                              $306,746,775   $276,890,637
                                                              ============   ============

     See accompanying notes to consolidated condensed financial statements.

                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
Cash flows from operations:
Net cash provided by (used in) operations...................  $ 25,605,182    $ (6,848,717)
Cash flows from investing activities:
  Sales of marketable securities............................     2,500,000              --
  Proceeds from sales of property, plant and equipment......       693,222       1,156,967
  Investments and acquisitions..............................   (33,515,432)    (32,426,029)
  Capital expenditures......................................   (20,856,218)    (13,206,957)
  Additions to notes receivable.............................       (85,552)       (394,972)
  Payments on notes receivable..............................       758,087         525,575
                                                              ------------    ------------
Net cash used in investing activities.......................   (50,505,893)    (44,345,416)
Cash flows from financing activities:
  Payments on long-term debt................................      (275,162)    (15,516,935)
  Contributions from parent.................................       201,609      45,372,722
                                                              ------------    ------------
Net cash (used in) provided by financing activities.........       (73,553)     29,855,787
                                                              ------------    ------------
Net decrease in cash and cash equivalents...................   (24,974,264)    (21,338,346)
Cash and cash equivalents at beginning of period............    72,330,127      65,601,870
                                                              ------------    ------------
Cash and cash equivalents at end of period..................  $ 47,355,863    $ 44,263,524
                                                              ============    ============

                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

     The consolidated condensed financial statements include the accounts of Kiewit Materials Company ("KMC" or "Materials") and its subsidiaries (collectively, the "Company"). The Company was formed on February 2, 1999. Several affiliated operating corporations under common ownership (the "Predecessors"), each one of which is engaged in an aspect of the materials business, were combined (the "Combination") on March 1, 1999 through a series of non monetary contributions from KMC's parent, Peter Kiewit Sons', Inc. ("Kiewit").

     The Combination has been accounted for at historical cost in a manner similar to a pooling of interests. All significant intercompany transactions have been eliminated in consolidation.

     The consolidated condensed balance sheet of the Company at December 25, 1999 has been condensed from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations for the periods presented. The Company's accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 15, 2000.

     The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2. EARNINGS PER SHARE:

     Basic earnings per share have been computed using the weighted average number of shares outstanding during each period.

                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                             JUNE 30,                   JUNE 30,
                                     ------------------------   -------------------------
                                        2000          1999         2000           1999
                                     ----------    ----------   -----------    ----------
Net earnings available to common
  stockholders.....................  $7,350,012    $4,320,547   $10,382,265    $8,196,116
                                     ==========    ==========   ===========    ==========
Total number of weighted average
  shares outstanding used to
  compute basic earnings per
  share............................         100           100           100           100
                                     ==========    ==========   ===========    ==========
Net earnings
  Basic earnings per share.........  $   73,500    $   43,205   $   103,823    $   81,961
                                     ==========    ==========   ===========    ==========

3. INVENTORIES:

     Inventories consist of the following:

                                                       JUNE 30,     DECEMBER 25,
                                                         2000           1999
                                                      -----------   ------------
Raw Materials.......................................  $11,534,558   $ 9,523,973
Other...............................................    3,272,467     1,616,924
                                                      -----------   -----------
                                                      $14,807,025   $11,140,897
                                                      ===========   ===========

                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

4. COMPREHENSIVE INCOME:

     Comprehensive income includes net earnings and unrealized gains (losses) on securities and minimum pension liability adjustments.

     Comprehensive income for the three months and six months ended June 30, 2000 and 1999 was as follows:

                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                           JUNE 30,                    JUNE 30,
                                   ------------------------    -------------------------
                                      2000          1999          2000           1999
                                   ----------    ----------    -----------    ----------
Net earnings.....................  $7,350,012    $4,320,547    $10,382,265    $8,196,116
Other comprehensive income,
  before tax:
  Unrealized losses arising
     during period...............        (995)      (14,233)        (2,323)      (23,945)
  Minimum pension liability
     adjustment..................          --         5,986             --        11,971
  Income tax benefit related to
     items of other comprehensive
     income......................         381         3,349            889         4,969
                                   ----------    ----------    -----------    ----------
Comprehensive income.............  $7,349,398    $4,315,649    $10,380,831    $8,189,111
                                   ==========    ==========    ===========    ==========

5. SEGMENT REPORTING:

     The Company currently operates under one segment.

     The Company's external revenues by product for the three months and six months ended June 30, 2000 and 1999 are as follows:

                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                      JUNE 30,                        JUNE 30,
                            ----------------------------    ----------------------------
                                2000            1999            2000            1999
                            ------------    ------------    ------------    ------------
Aggregates (sand, gravel,
  crushed stone and
  railroad ballast).......  $ 30,340,654    $ 27,675,917    $ 52,127,847    $ 54,496,210
Asphalt...................    19,973,318      20,177,292      32,900,342      34,370,520
Ready mix concrete........    75,226,878      60,822,391     137,302,435     114,289,898
Construction..............     2,390,023         583,219       5,140,086       5,590,191
                            ------------    ------------    ------------    ------------
                            $127,930,873    $109,258,819    $227,470,710    $208,746,819
                            ============    ============    ============    ============

6. ACQUISITIONS:

     On February 28, 1999, the Company purchased the remaining 60% of Pacific Rock Products, L.L.C., and Pacific Rock Products Trucking, L.L.C. (formerly River City Machinery L.L.C.) ("Pac Rock") a materials operation operating in the Portland, Oregon area, for $40,000,000. The acquisition was accounted for by the purchase method of accounting. The excess of aggregate purchase price over fair value of identifiable assets and liabilities acquired of $17,305,204 was recognized as goodwill and is being amortized over 20 years. The operating results of Pac Rock are included in the consolidated results of operations from the date of acquisition. Prior to the acquisition, the Company used the equity method to account for Pac Rock.

                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

6. ACQUISITIONS, CONTINUED:
     On January 3, 2000, the Company acquired 100% of the outstanding common stock and related assets of Solano Concrete Co., Inc., a materials operation operating in the Northern California area, for $30,880,432. Identifiable intangible assets related to this purchase of $15,447,711 will be amortized over their useful life of 27.5 years. There was no goodwill related to this transaction.

     The following pro forma financial information assumes the acquisitions occurred at the beginning of 1999. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1999, or the results which may occur in the future:

                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                      JUNE 30,                        JUNE 30,
                            ----------------------------    ----------------------------
                                2000            1999            2000            1999
                            ------------    ------------    ------------    ------------
Revenue...................  $127,930,873    $112,332,160    $227,470,710    $223,610,162
Net earnings..............  $  7,350,012    $  4,383,781    $ 10,382,265    $  9,282,231
Net earnings per share:
  Basic and diluted.......  $     73,500    $     43,838    $    103,823    $     92,822

     During the first six months of 2000, the Company acquired the assets of various materials operations, all of which were accounted for by the purchase method and, accordingly, results of operations for the acquired businesses have been included in the consolidated statements of income from their respective dates of acquisition. Pro forma financial information is not presented for the acquisitions because the impact is not material to the results of operations. The aggregate purchase price was $4,396,901 during 2000. Notes payable of $1,761,900 were issued in connection with the purchase. Goodwill related to one of the acquisitions was $961,901 and is being amortized over a period of 27.25 years.

7. OTHER MATTERS:

     The Company is involved in various lawsuits and claims incidental to its business. Management believes that any resulting liability, beyond that provided, should not materially affect the Company's future financial position, results of operations or cash flows.

8. SUBSEQUENT EVENT:

     On August 4, 2000, the Company acquired 100% of the outstanding common stock and related assets of Fort Calhoun Stone Company, a limestone quarry business located in Washington County, Nebraska, for approximately $41,000,000. The acquisition will be accounted for as a purchase. The purchase price allocation will be determined when additional information becomes available.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion is based upon and should be read in conjunction with our Consolidated Condensed Financial Statements, including the notes thereto, included elsewhere in this quarterly report on Form 10-Q.

     Peter Kiewit Sons', Inc. ("Kiewit") management has decided to separate Kiewit's construction business and materials business into two separate, independent companies by distributing shares of common stock of Kiewit Materials Company ("Materials") to Kiewit stockholders in a spin-off that is intended to be tax-free for U.S. federal income tax purposes. Prior to the completion of the share exchange and the debenture exchange offer described below, Materials was a wholly owned subsidiary of Kiewit.

     On August 15, 2000, Kiewit commenced a share exchange in which it offered Kiewit stockholders who are Materials employees the opportunity to exchange their shares of Kiewit common stock for shares of Materials common stock with an equal aggregate formula price. The share exchange expired at 11:59 p.m., Omaha time, on Thursday, September 14, 2000. In the share exchange, Materials employees collectively exchanged 1,081,226 shares of Kiewit common stock, representing 100% of the shares of Kiewit common stock collectively owned by them and 3.24% of the total issued and outstanding Kiewit common stock on September 14, 2000. For each share of Kiewit common stock tendered, Materials employees received 2.85 shares of Materials common stock. Materials employees who participated in the share exchange collectively received 3,081,646 shares of Materials common stock, representing 8.48% of the issued and outstanding Materials common stock on September 15, 2000.

     On August 15, 2000, Kiewit also commenced a debenture exchange offer in which it offered the holders of its outstanding convertible debentures the opportunity to exchange their debentures for (1) Materials debentures convertible into shares of Materials common stock, or (2) both shares of Materials common stock and new reduced principal amount Kiewit debentures convertible into shares of Kiewit common stock. The debenture exchange offer expired at 11:59 p.m., Omaha time, on Thursday, September 14, 2000. In the debenture exchange offer, Kiewit debentureholders collectively exchanged $13,095,000 principal amount original Kiewit debentures for (1) $670,000 aggregate principal amount Materials debentures, and (2) both 973,383 shares of Materials common stock and $5,475,045 principal amount new Kiewit debentures.

     On September 30, 2000, Kiewit will distribute the shares of Materials common stock it then holds as a dividend on a pro rata basis to holders of Kiewit common stock in the spin-off. The record date for the spin-off dividend has been set as of the close of business on September 15, 2000. On September 18, 2000, Kiewit mailed to its stockholders as of the record date an information statement describing the spin-off and the Materials common stock to be distributed in the spin-off. In the spin-off, Kiewit stockholders will receive one share of Materials common stock for each share of Kiewit common stock they hold on the record date.

     Consequently, upon completion of the spin-off, Kiewit will no longer have any interest in its materials operations. The materials operations will be owned and operated solely by Materials. The spin-off is not expected to adversely impact Materials' equity, revenue or net income. Current cash flows are expected to be sufficient to fund current operations. Materials' ability to execute its future growth strategy will, however, be dependent upon the ability to obtain borrowings on terms deemed appropriate.

RESULTS OF OPERATIONS -- SECOND QUARTER 2000 VS. SECOND QUARTER 1999

     Revenue. Revenues increased $18,672,054 or 17% in the second quarter of 2000 to $127,930,873 compared to $109,258,819 for the same period in 1999. The increase is comprised of a 3% increase in average selling prices, a 4% increase in unit volumes and the inclusion of $6,517,352 of additional revenues from acquired companies. Unit volumes were greater for both ready mix concrete and aggregates which were mitigated by a decline in asphalt sales. Asphalt sales declined as we became more selective in supplying the market in an effort to improve product margins.

     Gross Profit. Gross profit margins increased to 12.8% in the second quarter of 2000 from 10.6% for the same period of 1999. The increased unit volumes and average selling prices were responsible for the improved margins.

     General and Administrative Expenses. General and administrative expenses were relatively constant for the second quarter of 2000 when compared to the same period in 1999. As a percentage of sales, this expense decreased to 4.2% in 2000 from 5.4% in 1999. This was due to the increase in revenues without a proportionate increase in expenses.

     Other Income and Expense. Other income increased $236,296 to $1,102,069 in the second quarter of 2000 from $865,773 in the same period in 1999. An increase in interest income, due to higher interest rates, was responsible for the increase.

     Income Tax Expense. The effective income tax rates during the second quarter of 2000 and 1999 were 40%. These rates differ from the federal statutory rates of 35% primarily due to state income taxes.

RESULTS OF OPERATIONS -- SIX MONTHS 2000 VS. SIX MONTHS 1999

     Revenue. Revenues increased $18,723,891 or 9% in the first six months of 2000 to $227,470,710, as compared to $208,746,819 for the same period of 1999.
The increase is primarily due to a 3% increase in average selling prices and the inclusion of additional revenues of $16,725,884 from acquired companies. Offsetting the increases were declines in unit volumes of asphalt sales. Asphalt sales declined as the company became more selective in supplying the market in an effort to improve product margins.

     Gross Profit. Gross profit margins remained consistent between the first six months of 2000 and the same period of 1999. Higher margin sales from acquired companies, a higher average selling price and a more selective approach to supplying asphalt demand were offset by increases in asphalt oil costs and higher fuel prices.

     General and Administrative Expenses. General and administrative expenses for the first six months of 2000 remained relatively constant when compared to the same period in 1999. As a percentage of sales, general and administrative expenses decreased to 5.2% in 2000 from 6.0% in 1999. This was due to the increase in revenues without a proportionate increase in expenses.

     Other Income and Expense. Other income decreased $134,697 to $1,971,378 for the first six months of 2000 from $2,106,076 for the same period in 1999. Increases in interest income, due to higher interest rates, were offset by a reduction in equity earnings due to the consolidation of Pacific Rock Products, L.L.C. in the first quarter of 1999.

     Income Tax Expense. The effective income tax rates for the first six months of 2000 and 1999 were 40%. These rates differ from the federal statutory rates of 35% primarily due to state income taxes.

FINANCIAL CONDITION -- JUNE 30, 2000

     Cash and cash equivalents decreased $24,974,264 to $47,355,863 at June 30, 2000 from $72,330,127 at December 25, 1999. The decrease reflects net cash provided by operations of $25,605,182 offset by net cash used in investing activities of $50,505,893 and $73,553 used in financing activities.

     Net cash provided by operating activities for the first six months of 2000 of $25,605,182 represented an increase of $32,453,899 from the same period in 1999. Net income increased $2,186,149 for the first six months of 2000 compared to the same period in 1999. The principal source of the increase in net cash from operating activities was a reduction in receivables.

     Net cash used in investing activities for the first six months of 2000 increased by $6,160,477 to $50,505,893 as compared to the same period in 1999. This increase was due to additional acquisitions of $1,089,403, decreases in proceeds from the sale of property, plant and equipment in the ordinary course of business of $463,745 and additional capital expenditures of $7,649,261. These changes were partially offset by a decrease in additions to notes receivable of $309,420, an increase in payments received on notes receivable of $232,512 and $2,500,000 of additional proceeds from the sale of marketable securities.

     Net cash used in financing activities for the first six months of 2000 increased by $29,929,340 to $73,553 as compared to a net source of cash of $29,855,787 for the same period in 1999. This change was due to a reduction in contributions from Kiewit of $45,171,113. This change was partially offset by a decrease in payments on long-term debt of $15,241,773.

     We continue to explore opportunities to acquire additional businesses. Other long-term liquidity uses include the payment of income taxes. The current portion of long-term debt is $570,514. We believe that our current financial condition, together with anticipated cash flows from operations, should be sufficient for the operational needs of our business for the next twelve months.

     We intend to pursue a growth strategy that will require substantial capital. These capital requirements will be in addition to amounts necessary to replace existing equipment and make long-term debt payments which amounts are not anticipated to exceed $24 million for the next twelve months. We are unable to estimate capital requirements for our growth strategy for fiscal year 2000. We are actively pursuing our growth strategy, but capital requirements largely depend on the number of acquisition candidates in the market and the level of success we have in completing acquisitions.

     For the six-month period ended June 30, 2000, we expended approximately $33.5 million in connection with our growth strategy, which amount does not include approximately $2 million in acquisition indebtedness payable in equal installments over the next three years. In the third quarter of 2000, we expended approximately an additional $43.6 million on two aggregates businesses. Funding for these acquisitions came from a combination of cash generated from our operations and capital contributions from Kiewit.

     Following the spin-off, capital requirements for acquisitions that are in excess of internally generated funds are expected to come from the issuance of debt securities, which may be senior or junior to, or pari passu with, the Materials convertible debentures being issued in the debenture exchange offer, or borrowings under credit facilities. Should we obtain any debt financing, this financing may contain restrictive covenants with respect to future capital raising activities and other financial and operational matters.

     Although we have historically received contributions from Kiewit to fund our acquisitions, we do not believe that our spin-off from Kiewit, if effected, will have an adverse effect on our liquidity or material commitments. We believe that our working capital at the time of the spin-off, together with our ability to borrow funds, will provide flexibility in pursuing our growth strategy and will allow us to make significant capital investments in connection with acquisitions. In addition, Materials has no current intention to pay cash dividends, but will instead use its capital to fund its growth strategy.

     Should we be unable to issue sufficient debt securities or obtain funds on terms deemed appropriate to fund our growth strategy, we would then be limited in our ability to fully execute our growth strategy. While we believe our growth strategy to be important in enhancing shareholder value, we do not believe that the inability to fully execute it would have a material adverse impact on current operations, financial condition or liquidity.

     We receive our revenue by selling ready mix, asphalt and aggregate products. We also generate a small amount of revenue from construction contracts. We do not generate a revenue backlog of any significant size given the nature of our business.

     We typically have a small number of notes receivable that are due from customers. These notes are usually short in duration and insignificant in amount. We do not have any note receivable commitments with customers on an on-going basis. We do not have any established credit facilities. At June 30, 2000, we had $5.8 million of notes payable.

NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and for hedging activities. This statement, as amended, is effective for all fiscal years beginning after June 15, 2000. Management does not expect adoption of this statement to materially affect our financial statements as we have no significant derivative instruments or hedging activities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We do not believe that our business is subject to significant market risks arising from interest rates, foreign exchange rates or equity prices.

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On April 1, 2000, Kiewit, the sole stockholder of Materials during the quarter ended June 30, 2000, acted by written consent to set the number of directors which shall constitute the whole Board of Directors at eight. Kiewit also elected James Goodwin to serve as a director until the next annual meeting.

     On April 3, 2000, Kiewit acted by written consent to amend and restate Materials' certificate of incorporation and by-laws. The Restated Certificate of Incorporation and Amended and Restated By-laws were filed as exhibits to Amendment No. 5 to Materials' Registration Statement on Form 10, filed with the Securities and Exchange Commission on September 15, 2000.

     On June 19, 2000, Kiewit acted by written consent in lieu of an annual meeting of stockholders to elect the following persons as directors of Materials to serve until the next annual meeting: Richard W. Colf, Richard Geary, James Goodwin, Bruce E. Grewcock, William L. Grewcock, Christopher J. Murphy, Walter Scott, Jr. and Kenneth E. Stinson. Mr. Stinson was designated as the Chairman of the Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-K.

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
 3.1      Restated Certificate of Incorporation of Kiewit Materials
          Company.(1)
 3.2      Amended and Restated By-laws of Kiewit Materials Company.(2)
 4.1      Indenture, dated as of September 14, 2000, by and between
          Kiewit Materials Company and UMB Bank, N.A., as trustee.
 4.2      Form of Series 2000A Convertible Debentures due October 31,
          2010 of Kiewit Materials Company.
 4.3      Form of Series 2000B Convertible Debentures due October 31,
          2010 of Kiewit Materials Company.
 4.4      Form of Series 2000C Convertible Debentures due October 31,
          2010 of Kiewit Materials Company.
27.1      Financial Data Schedule.

---------------
(1) Filed as Exhibit 3.1 to Amendment No. 5 to Kiewit Materials Company's Registration Statement on Form 10, filed with the Securities and Exchange Commission on September 15, 2000, and incorporated herein by reference.

(2) Filed as Exhibit 3.2 to Amendment No. 5 to Kiewit Materials Company's Registration Statement on Form 10, filed with the Securities and Exchange Commission on September 15, 2000, and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KIEWIT MATERIALS COMPANY

                                          /s/ DONALD E. BOWMAN
                                          --------------------------------------
                                          Donald E. Bowman
                                          Vice President, Chief Financial
                                          Officer

Date: September 22, 2000

                            KIEWIT MATERIALS COMPANY

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
  3.1     Restated Certificate of Incorporation of Kiewit Materials
          Company.(1)
  3.2     Amended and Restated By-laws of Kiewit Materials Company.(2)
  4.1     Indenture, dated as of September 14, 2000, by and between
          Kiewit Materials Company and UMB Bank, N.A., as trustee.
  4.2     Form of Series 2000A Convertible Debentures due October 31,
          2010 of Kiewit Materials Company.
  4.3     Form of Series 2000B Convertible Debentures due October 31,
          2010 of Kiewit Materials Company.
  4.4     Form of Series 2000C Convertible Debentures due October 31,
          2010 of Kiewit Materials Company.
 27.1     Financial Data Schedule.

---------------
(1) Filed as Exhibit 3.1 to Amendment No. 5 to Kiewit Materials Company's Registration Statement on Form 10, filed with the Securities and Exchange Commission on September 15, 2000, and incorporated herein by reference.

(2) Filed as Exhibit 3.2 to Amendment No. 5 to Kiewit Materials Company's Registration Statement on Form 10, filed with the Securities and Exchange Commission on September 15, 2000, and incorporated herein by reference.