Form 10-Q
period 2000-09-30
KIEWIT MATERIALS CO
filed 2000-11-13
CIK 1102755

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        Commission file number
          September 30, 2000                      000-29619

                          KIEWIT MATERIALS COMPANY
           (Exact name of registrant as specified in its charter)

       Delaware                                    47-0819021
(State of Incorporation)              (I.R.S. Employer Identification No.)

   Kiewit Plaza, Omaha Nebraska                        68131
(Address of principal executive offices)             (Zip Code)

                                   (402) 536-3661
               (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     The number of shares outstanding of each of the registrant's classes of common stock as of November 9, 2000:

          Title of Class                       Shares Outstanding
    Common Stock, $0.01 par value                   36,343,869






















                        KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                                 Table of Contents
                                                                         Page

                          PART I - FINANCIAL INFORMATION
                          ------------------------------

Item 1.    Financial Statements.

           Consolidated Condensed Statements of Earnings
             for the three and nine months ended
             September 30, 2000 and 1999                                   1
           Consolidated Condensed Balance Sheets as of
             September 30, 2000 and December 25, 1999                      2
           Consolidated Condensed Statements of Cash Flows
             for the nine months ended September 30, 2000 and 1999         3
           Notes to Consolidated Condensed Financial Statements            4

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                   10

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.     13


                       PART II - OTHER INFORMATION
                       ---------------------------
Item 5.    Other Information                                              13

Item 6.    Exhibits and Reports on Form 8-K.                              13

Signatures                                                                14

Index to Exhibits                                                         15

----------------------------------------------------------------------------























                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                 Consolidated Condensed Statements of Earnings
                                 (unaudited)




                             Three Months Ended         Nine Months Ended
                               September 30,              September 30,
                         ------------------------  --------------------------
                             2000        1999          2000          1999
                         ------------------------  --------------------------
Revenue                 $132,341,694 $113,739,790 $359,812,404 $322,486,609
Cost of revenue         (107,187,349) (91,883,867)(297,917,284)(268,899,077)
Depreciation, depletion
 and amortization         (5,290,225)  (4,280,993) (14,927,267) (11,888,240)
                         ------------  -----------  ----------- ------------
Gross profit              19,864,120   17,574,930   46,967,853   41,699,292

General and administrative
 expenses                 (6,674,865)  (6,087,561) (18,516,969) (18,583,088)
                         ------------  -----------  ----------- ------------
Operating earnings        13,189,255   11,487,369   28,450,884   23,116,204
                         ------------  -----------  ----------- ------------

Other income (expense):
 Investment income         1,041,217    1,223,400    3,746,763    3,183,053
 Equity earnings                  --       16,725           --      286,279
 Interest expense           (119,286)    (487,071)  (1,401,616)  (1,351,591)
 Gain on sale of property,
  plant and equipment, net    95,537       59,297      531,909      515,565
 Other, net                  243,289       31,910      355,079      317,030
                          -----------  -----------  ----------   ----------
Total other income
 (expense)                 1,260,757      844,261    3,232,135    2,950,336
                          -----------  -----------  ----------   ----------
Earnings before income
  taxes and minority
  interest                14,450,012   12,331,630   31,683,019   26,066,540
Minority interest            (43,608)     (27,252)     (26,374)     (72,082)
Income tax expense        (5,805,109)  (4,932,652) (12,673,085) (10,426,616)
                          -----------  ----------- ------------ ------------
Net earnings             $ 8,601,295  $ 7,371,726  $18,983,560  $15,567,842
                         ===========   =========== ============ ============
Net earnings per share:
 Basic and diluted       $       .24  $       .20  $       .52  $       .43
                         ===========   =========== ============ ============
----------------------------------------------------------------------------




    See accompanying notes to consolidated condensed financial statements.

                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets
                                            September 30,       December 25,
                                                2000                 1999
                                             (unaudited)
-----------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents              $  47,360,162        $  72,330,127
    Marketable securities                             --            2,533,975
    Receivables, less allowance of
      $1,537,552 and $993,998                 64,659,164           51,367,160
    Inventories                               14,399,532           11,140,897
    Deferred income taxes                      5,778,000            4,662,000
    Other                                      2,643,328            1,884,960
                                            ------------         ------------
Total current assets                         134,840,186          143,919,119
Property, plant and equipment,
  less accumulated depreciation
  of $108,433,313 and $96,277,685            138,365,762          100,000,530
Other assets                                  77,615,730           32,970,988
                                            ------------         ------------
Total assets                               $ 350,821,678        $ 276,890,637
Liabilities and Redeemable Common Stock     ============         ============
Current liabilities:
   Accounts payable                        $  33,781,313        $  23,803,632
   Current portion of long-term debt           1,379,783              561,538
   Accrued payroll and payroll taxes           5,996,012            6,772,340
   Accrued insurance costs                     9,429,197            6,776,798
   Income taxes payable                               --           11,815,841
   Other                                       2,189,769            1,719,859
                                            ------------         ------------
Total current liabilities                     52,776,074           51,450,008
Long-term debt, less current portion           4,950,037            3,753,298
Deferred income taxes                         11,390,000            8,976,000
Other liabilities                              2,234,523            2,622,906
Minority interest                                382,145              355,770
                                            ------------         ------------
Total liabilities                             71,732,779           67,157,982
                                            ------------         ------------
Redeemable Common Stock ($259 million
 aggregate redemption value):
Preferred Stock, par $.01; 10 million
 shares authorized, no shares issued                  --                   --
Common Stock, par $.01; and 100 million
 and 100 shares authorized, 36,343,869
 and 100 issued and outstanding                  363,439                    1
   Additional paid-in capital                176,638,150          126,627,470
   Accumulated other comprehensive income             --                1,434
   Retained earnings                         102,087,310           83,103,750
                                           -------------        -------------
Total redeemable common stock                279,088,899          209,732,655
                                           -------------        -------------
Total liabilities and redeemable
  common stock                             $ 350,821,678        $ 276,890,637
                                           =============        =============
     See accompanying notes to consolidated condensed financial statements.

                      KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                  Consolidated Condensed Statements of Cash Flows
                                  (unaudited)


                                                  Nine Months Ended
                                                    September 30,
                                          ----------------------------------
                                                 2000                1999
----------------------------------------------------------------------------
Cash flows from operations:
  Net cash provided by operations            $ 23,581,823      $ 10,143,108
                                             -------------     -------------
Cash flows from investing activities:
  Proceeds from sales of marketable
    securities                                  2,500,000                --
  Proceeds from sales of property,
    plant and equipment                           977,911         1,216,238
  Acquisitions, net of cash acquired          (78,148,003)      (34,896,029)
  Capital expenditures                        (24,508,897)      (16,814,147)
                                             -------------     -------------
    Net cash used in investing activities     (99,178,989)      (50,493,938)
                                             -------------     -------------

Cash flows from financing activities:
  Issuance of convertible debentures              670,000                --
  Payments on long-term debt                     (416,917)      (15,973,285)
  Contributions from former parent             50,374,118        45,286,690
                                             ------------      -------------
   Net cash provided by financing activities   50,627,201        29,313,405
                                             ------------      -------------

Net decrease in cash and cash equivalents     (24,969,965)      (11,037,425)

Cash and cash equivalents at beginning
  of period                                    72,330,127        65,601,870
                                             ------------      -------------
Cash and cash equivalents at
  end of period                              $ 47,360,162      $ 54,564,445
                                             ============      ============
---------------------------------------------------------------------------



     See accompanying notes to consolidated condensed financial statements.










                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation:

   Kiewit Materials Company ("Materials") was formed on February 2, 1999 as a wholly owned subsidiary of Peter Kiewit Sons', Inc. ("Kiewit"). The consolidated condensed financial statements include the accounts of Materials and its subsidiaries (collectively, the "Company"). Materials subsidiaries represent several affiliated operating corporations under common ownership, each of which is engaged in an aspect of the materials business, that were combined (the "Combination") on March 1, 1999 through a series of non-monetary contributions from Kiewit. Effective September 30, 2000, Kiewit spun off the Company in a tax free transaction.

   The Combination has been accounted for at historical cost in a manner similar to a pooling of interests. All significant intercompany transactions have been eliminated in consolidation.

   The accompanying financial statements have been prepared as if the Company had operated as a stand-alone entity for all periods presented. Such statements include the assets, liabilities, revenues and expenses that are directly related to the Company's operations. They also include an allocation of general corporate expenses of Kiewit, such as executive payroll, legal, data processing and interest, which are related to the Company. Amounts were allocated on a specific identification method where appropriate and on a pro rata basis otherwise. Management believes the allocation methods used are reasonable.

   The consolidated condensed balance sheet of the Company at December 25, 1999 has been condensed from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations for the periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 15, 2000.

   The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.









                KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

2. Separation of Materials:

   On September 30, 2000, Kiewit management separated Kiewit's construction business and materials business into two separate, independent companies by distributing shares of common stock of Materials it then held as a dividend on a pro rate basis to Kiewit stockholders in a spin-off (the "Spin-off"). Kiewit stockholders received one share of Materials common stock for each share of Kiewit common stock they held on the record date.

   In connection with the Spin-off, Materials and Kiewit entered into various agreements including a Separation Agreement and a Tax Sharing Agreement.

   The Separation Agreement provides for the allocation of certain risks and responsibilities between Materials and Kiewit and for cross-indemnifications that are intended to allocate financial responsibility to Kiewit for liabilities arising out of the construction business and to allocate to Materials liabilities arising out of the materials businesses.

   Under the Tax Sharing Agreement, with respect to periods, or portions thereof, ending on or before the Spin-off, Materials and Kiewit generally will be responsible for paying the taxes relating to such returns, including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities, that are allocable to the materials businesses and construction businesses, respectively. The Tax Sharing Agreement also provides that Materials and Kiewit will indemnify the other from certain taxes and expenses that would be assessed if the Spin-off were determined to be taxable, but solely to the extent that such determination arose out of the breach by Materials or Kiewit, respectively, of certain representations made to the Internal Revenue Service in connection with the private letter ruling issued with respect to the Spin-off.


3. Earnings Per Share:

   Basic earnings per share have been computed using the weighted average number of shares outstanding during each period. Diluted earnings per share gives effect to convertible debentures considered to be dilutive common stock equivalents. The potentially dilutive convertible debentures are calculated in accordance with the "if converted" method. This method assumes that the after-tax interest expense associated with the debentures is an addition to income and the debentures are converted into equity with the resulting common shares being aggregated with the weighted average shares outstanding.











                KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

   Earnings per share, as presented in the Consolidated Condensed Statements of Earnings, for periods prior to and including the Spin-off was calculated by dividing net income by the 36,343,869 common shares issued in connection with the Spin-off as if these shares were outstanding for such periods.

                             Three Months Ended        Nine Months Ended
                               September 30,              September 30,
                         ------------------------  --------------------------
                             2000        1999          2000          1999
                         ------------------------  --------------------------
 Net earnings available
  to common stockholders  $8,601,295   $7,371,726     $18,983,560 $15,567,842
 Interest expense, net
  of tax effect,
  associated with
  convertible debentures       1,403           --          1,403           --
                          ----------   ----------    -----------  -----------
 Net earnings for diluted
  shares                  $8,602,698   $7,371,726    $18,984,963  $15,567,842
                          ==========   ==========    ===========  ===========
Total number of weighted
  average shares outstanding
  used to compute basic
  earnings per share      36,343,869   36,343,869     36,343,869   36,343,869

 Additional dilutive shares
  assuming conversion of
  convertible debentures      22,255           --          7,472           --
                          ----------   ----------     ----------   ----------
 Total number of shares
  used to compute diluted
  earnings per share      36,366,124   36,343,869     36,351,341   36,343,869
                          ==========   ==========    ===========  ===========
Net earnings
  Basic earnings per
   share                  $      .24          .20    $       .52          .43
  Diluted earnings
   per share              $      .24          .20    $       .52          .43
                          ==========   ==========    ===========  ===========

4. Inventories:

   Inventories consist of the following:

                                            September 30,        December 25,
                                                2000                 1999
                                         -----------------      -------------
   Raw Materials                         $      10,851,933      $   9,523,973
   Other                                         3,547,599          1,616,924
                                         -----------------      -------------
   Total inventories                            14,399,532      $  11,140,897
                                         =================      =============
-----------------------------------------------------------------------------
                 KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)


5. Other Assets

   Other assets consists of the following:

                                             September 30,      December 25,
                                                 2000               1999
                                           ---------------      -------------
   Intangible assets, principally
    goodwill, net of accumulated
    amortization of $7,957,992 and
    $6,050,026                              $   75,196,787      $  29,738,772
   Land option                                   2,000,000          2,000,000
   Notes receivable                                 41,823            949,252
   Other                                           377,120            282,964
                                            --------------      -------------
   Total other assets                       $   77,615,730      $  32,970,988
                                            ==============      =============


6. Comprehensive Income:

   Comprehensive income includes net earnings and unrealized gains (losses) on securities and minimum pension liability adjustments.

   Comprehensive income for the three months and nine months ended September 30, 2000 and 1999 was as follows:

                             Three Months Ended        Nine Months Ended
                               September 30,              September 30,
                         ------------------------  --------------------------
                             2000        1999          2000          1999
                         ------------------------  --------------------------
  Net earnings           $ 8,601,295  $ 7,371,726  $ 18,983,560 $ 15,567,842
  Other comprehensive
    income(loss),
    before tax:
  Unrealized losses
    arising during period         --       (8,996)       (2,323)     (32,941)
  Minimum pension
    liability adjustment          --        5,983                     17,954
  Income tax related to
    items of other
    comprehensive income          --        1,347           889        6,316
                         -----------  -----------  ------------  -----------
  Comprehensive income   $ 8,601,295  $ 7,370,060  $ 18,982,126 $ 15,559,171
                         ===========  ===========  ============ ============
----------------------------------------------------------------------------







                 KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)


7. Segment Reporting:

   The Company currently operates as one segment.

   The Company's external revenues by product for the three months and nine months ended September 30, 2000 and 1999 are as follows:


                             Three Months Ended        Nine Months Ended
                               September 30,              September 30,
                         -------------------------  -------------------------
                             2000        1999          2000          1999
                         -------------------------  -------------------------
   Aggregates (sand,
    gravel, crushed stone
    and railroad ballast)$ 30,377,210 $ 21,084,071  $ 82,505,057 $ 75,580,281
   Asphalt                 24,653,637   23,957,222    57,553,979   58,327,742
   Ready mix concrete      73,858,853   67,564,530   211,161,288  181,854,428
   Other                    3,451,994    1,133,967     8,592,080    6,724,158
                         ------------ ------------  -------------------------
   Total revenue         $132,341,694 $113,739,790  $359,812,404 $322,486,609
                         ============ ============  ============ ============

8. Acquisitions:

   On February 28, 1999, the Company purchased the remaining 60% of Pacific Rock Products, L.L.C., and Pacific Rock Products Trucking, L.L.C.,(formerly River City Machinery L.L.C.), (collectively, "Pac Rock") a materials operation operating in the Portland,Oregon area, for $40,000,000. The acquisition was accounted for by the purchase method of accounting. The excess of aggregate purchase price over fair value of identifiable assets and liabilities acquired of $17,305,204 was recognized as goodwill and is being amortized over 20 years. The operating results of Pac Rock are included in the consolidated results of operations from the date of acquisition. Prior to the acquisition, the Company used the equity method to account for Pac Rock.

   On January 3, 2000, the Company acquired 100% of the outstanding common stock and related assets of Solano Concrete Co., Inc., a materials operation operating in the Northern California area, for $30,880,432. Identifiable intangible assets related to this purchase of $15,447,711 are being amortized over their useful life of 27.5 years. There was no goodwill related to this transaction.

   On August 4, 2000, the Company acquired substantially all of the assets of Fort Calhoun Stone Company, a limestone quarry located in Washington County, Nebraska, for $41,753,079. The acquisition was accounted for by the purchase method of accounting. The excess of aggregate purchase price over fair value of identifiable assets and liabilities acquired of $30,836,369 was recognized as goodwill and is being amortized over 40 years.

                 KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

   The following pro forma financial information assumes the aforementioned acquisitions occurred at the beginning of 1999. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1999, or the results which may occur in the future:

                             Three Months Ended        Nine Months Ended
                               September 30,              September 30,
                         ------------------------- --------------------------
                             2000        1999          2000          1999
                         ------------------------- --------------------------
Revenue                  $133,364,567 $123,474,526  $367,532,377 $353,594,042
Net earnings             $  8,888,152 $  8,971,505  $ 20,917,438 $ 19,987,633

Net earnings per share:
 Basic and diluted       $        .24 $        .25  $        .58 $        .55
-----------------------------------------------------------------------------
   During the first nine months of 2000, the Company acquired the assets of various materials operations other than those previously described. All of these were accounted for by the purchase method and, accordingly, results of operations for the acquired businesses have been included in the Consolidated Condensed Statement of Earnings from their respective dates of acquisition. Pro forma financial information is not presented for these acquisitions because the impact is not material to the results of operations. The aggregate purchase price paid for acquisitions was $7,276,393 during the first nine months of 2000. Notes payable of $1,761,900 were issued in connection with the purchases. Goodwill related to one of the acquisitions was $961,901 and is being amortized over a period of 27.25 years.

9. Related Party Transactions:

   Administrative services fees paid by the Company to Kiewit for 2000 and 1999 were $1,781,165 and $2,869,390, respectively.

   Sales made to Kiewit were $12,801,755 and $4,469,202 during 2000 and 1999, respectively.

10.Other Matters:

   The Company is involved in various lawsuits and claims incidental to its business. Management believes that any resulting liability, beyond that provided, should not materially affect the Company's future financial position, results of operations or cash flows.









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This document contains forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words "anticipated," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks or uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document.

   The following discussion is based upon and should be read in conjunction with our Consolidated Condensed Financial Statements, including the notes thereto, included elsewhere in this quarterly report on Form 10-Q.

   On September 30, 2000, Peter Kiewit Sons', Inc. ("Kiewit") management separated Kiewit's construction business and materials business into two separate, independent companies by distributing shares of common stock of Kiewit Materials Company ("Materials") to Kiewit stockholders in a spin-off that is intended to be tax-free for U.S. federal income tax purposes (the "Spin-off"). Prior to the completion of the share exchange, the debenture exchange offer and the Spin-off described below, Materials was a wholly owned subsidiary of Kiewit.

   On August 15, 2000, Kiewit commenced a share exchange in which it offered Kiewit stockholders who were Materials employees the opportunity to exchange their shares of Kiewit common stock for shares of Materials common stock with an equal aggregate formula price. The share exchange expired September 14, 2000. In the share exchange, Materials employees collectively exchanged 1,081,226 shares of Kiewit common stock, representing 100% of the shares of Kiewit common stock collectively owned by them and 3.24% of the total issued and outstanding Kiewit common stock on September 14, 2000. For each share of Kiewit common stock tendered, Materials employees received 2.85 shares of Materials common stock. Materials employees who participated in the share exchange collectively received 3,081,646 shares of Materials common stock, representing 8.48% of the issued and outstanding Materials common stock on September 15, 2000.

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

   On September 30, 2000, Kiewit distributed the shares of Materials common stock it then held as a dividend on a pro rata basis to holders of Kiewit common stock in the Spin-off. The record date for the Spin-off dividend was the close of business on September 15, 2000. Kiewit stockholders received one share of Materials common stock for each share of Kiewit common stock they held on the record date.

   Upon completion of the Spin-off, Kiewit no longer had any interest in its materials operations. The materials operations are owned and operated solely by Materials. The Spin-off is not expected to adversely impact Materials' equity, revenue or net income. Current cash flows are expected to be sufficient to fund current operations. Materials' ability to execute its future growth strategy will, however, be dependent upon its ability to obtain borrowings on terms deemed appropriate.

Results of Operations - Third Quarter 2000 vs. Third Quarter 1999

   Revenue. Revenues increased $18,601,904 or 16% in the third quarter of 2000 to $132,341,694 compared to $113,739,790 for the same period in 1999.
The increase is comprised of a 4% increase in average selling prices, and the inclusion of $10,913,071 of additional revenues from companies acquired in 2000 or after the end of the third quarter in 1999. Unit volumes were greater for ready mix concrete but were offset by a decline in asphalt sales and a small decline in aggregate volumes. Asphalt sales declined as we became more selective in supplying the market in an effort to improve gross profit margins for asphalt.

   Gross Profit. Gross profit margins were consistent at approximately 15% for the two periods. The increased selling prices were offset by higher fuel prices and asphalt oil costs.

   General and Administrative Expenses. General and administrative expenses were relatively constant for the third quarter of 2000 when compared to the same period of 1999. As a percentage of sales, this expense decreased to 5.0% in 2000 from 5.4% in 1999. This was due to the increase in revenues without requiring a proportionate increase in expenses due to the fixed nature of these expenses.

   Other Income and Expense. Other income increased $416,496 to $1,260,757 in the third quarter of 2000 from $844,261 in the same period of 1999. A decrease in interest expense and an increase in interest income due to an improved cash position and higher interest rates were responsible for the increase.

   Income Tax Expense. The effective income tax rate during the third quarter of 2000 and 1999 was 40%. The rate differs from the federal statutory rate of 35% primarily due to state income taxes.

Results of Operations - Nine Months 2000 vs. Nine Months 1999

   Revenue. Revenues increased $37,325,795 or 12% in the first nine months of 2000 to $359,812,404, as compared to $322,486,609 for the same period of 1999. The increase is primarily due to the inclusion of additional revenues of $27,540,304 from companies acquired in 2000 or after the end of the third quarter in 1999 and a 3% increase in average selling prices. Offsetting the increases were declines in unit volumes of asphalt sales. Asphalt sales declined as we became more selective in supplying the market in an effort to improve gross profit margins for asphalt.

   Gross Profit. Gross profit margins were consistent at approximately 13% for the two periods. A higher average selling price and a more selective approach to supplying asphalt demand were offset by increases in asphalt oil costs and higher fuel prices.

   General and Administrative Expenses. General and administrative expenses for the first nine months of 2000 remained relatively constant when compared to the same period in 1999. As a percentage of sales, general and administrative expenses decreased to 5.1% in 2000 from 5.8% in 1999. This was due to the increase in revenues without requiring a proportionate increase in expenses due to the fixed cost nature of these expenses.

   Other Income and Expense. Other income increased $281,799 to $3,232,135 for the first nine months of 2000 from $2,950,336 for the same period in 1999. Increases in interest income from higher interest rates were partially offset by the elimination of equity earnings due to the consolidation of Pac Rock in the first quarter of 1999.

   Income Tax Expense. The effective income tax rate for the first nine months of 2000 and 1999 was 40%. The rate differs from the federal statutory rate of 35% primarily due to state income taxes.

Financial Condition - September 30, 2000

   Cash and cash equivalents decreased $24,969,965 to $47,360,162 at September 30, 2000 from $72,330,127 at December 25, 1999. The decrease reflects net cash provided by operations of $22,573,283 and by financing activities of $50,627,201 offset by net cash used in investing activities of $98,170,449.

   Net cash provided by operating activities from the first nine months of 2000 of $23,581,823 represented an increase of $13,438,715 from the same period in 1999. The principal sources of the increase in net cash from operating activities were increased earnings, higher depreciation and amortization and an increase in accounts payable. These sources were partially offset by the direct payment of estimated taxes for our 1999 and 2000 tax liabilities.

   Net cash used in investing activities for the first nine months of 2000 increased by $48,685,051 to $99,178,989 as compared to the same period in 1999. This increase was due to additional acquisitions of $43,251,974, decreases in proceeds from the sale of property, plant and equipment in the ordinary course of business of $238,327 and additional capital expenditures of $7,694,750. These changes were partially offset by $2,500,000 of proceeds from the sale of marketable securities.

   Net cash provided by financing activities for the first nine months of 2000 increased by $21,313,796 to $50,627,201 as compared to $29,313,405 for the same period in 1999. This change was due to the issuance of $670,000 of convertible debentures, an increase in contributions from Kiewit of $5,087,428, and a decrease in payments on long-term debt of $15,556,368.

   We believe that our current cash position together with anticipated cash flows from operations will be sufficient for the working capital and equipment replacement requirements of our company for the next twelve months. We do not have any established credit facilities. At September 30, 2000, we had $6.3 million of notes payable. Further, we do not currently anticipate paying any cash dividends.


   We intend to pursue a business plan to grow through acquisitions that will require capital that is in addition to ongoing operational requirements. While historically we have received contributions from Kiewit to fund a portion of acquisitions, we believe that cash on hand at the time of the Spin-off, cash generated by operations, and the ability to borrow funds will allow us to make significant investments in connection with future acquisitions. Ultimate growth strategy capital requirements will largely depend on the number of acquisition candidates, the cost of the acquisitions, and the level of success we have in completing these transactions. Should we be unable to obtain any necessary funds from borrowings on terms deemed appropriate, we would be limited in our ability to fully execute our growth strategy. While we believe our growth strategy to be important in enhancing shareholder value, we do not believe that the inability to fully pursue it would have a material adverse impact on current operations, financial condition or liquidity.


New Accounting Pronouncement.

   In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and for hedging activities. This statement as amended, is effective for all fiscal years beginning after September 15, 2000. Management does not expect adoption of this statement to materially affect our financial statements as we have no significant derivative instruments or hedging activities.


Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

   We do not believe that our business is subject to significant market risks arising from interest rates, foreign exchange rates or equity prices.


                      PART II - OTHER INFORMATION

Item 5.  Other Information.

         On July 27, 2000, by unanimous written consent, the Board of Directors of the Company changed the Company's fiscal year to December 31.

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits required by Item 601 of Regulation S-K.

        Exhibit
        Number     Description
       ---------   -----------

         27.1      Financial Data Schedule.











                               SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      KIEWIT MATERIALS COMPANY
Date: November 9, 2000                 /s/  Donald E. Bowman
                                      ------------------------
                                      Donald E. Bowman
                                      Vice President, Chief Financial Officer














































                         KIEWIT MATERIALS COMPANY

                            INDEX TO EXHIBITS

     Exhibit
     Number     Description
    ---------   -----------

      27.1      Financial Data Schedule.