Form 10-K
period 2000-12-31
KIEWIT MATERIALS CO
filed 2001-03-29
CIK 1102755

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                Commission file number
        December 31, 2000                           000-29619

                           KIEWIT MATERIALS COMPANY
          (Exact name of registrant as specified in its charter)

             Delaware                               47-0819021
    (State of Incorporation)          (I.R.S. Employer Identification No.)

     Kiewit Plaza, Omaha, Nebraska                     68131
(Address of principal executive offices)             (Zip Code)

                                (402) 536-3661
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                  None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, par value $0.01

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The registrant's stock is not publicly traded, and therefore, there is no ascertainable market value of voting stock held by non-affiliates.

     36,296,855 shares of the registrant's $0.01 par value Common Stock were issued and outstanding on March 29, 2001.

     Portions of the registrant's definitive proxy statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.





                               TABLE OF CONTENTS
                                                                         Page
                                                                         ----
Part I
  Item 1. Business                                                          1
  Item 2. Properties                                                        4
  Item 3. Legal Proceedings                                                 5
  Item 4. Submissions of Matters to a Vote of Security Holders              5

Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder
            Matters                                                         7
  Item 6. Selected Financial Data                                           8
  Item 7. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                           9
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk      11
  Item 8. Financial Statements and Supplementary Data                      12
  Item 9. Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                           33

Part III
  Item 10. Directors and Executive Officers of the Registrant              33
  Item 11. Executive Compensation                                          33
  Item 12. Security Ownership of Certain Beneficial Owners and Management  33
  Item 13. Certain Relationships and Related Transactions                  33

Part IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K                                                      34































Forward-Looking Statements. This document contains forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document.


                                  PART I

Item 1.     Business.

     General. Kiewit Materials Company and its subsidiaries ("KMC" or the "Company") operate ready mix, asphalt and aggregates operations in Arizona, Washington, Oregon, California, Wyoming, Nebraska, Utah and New Mexico. KMC, a formerly wholly owned subsidiary of Peter Kiewit Sons', Inc. ("PKS"), was incorporated under the laws of Delaware on February 2, 1999, to consolidate
the materials businesses of PKS under one holding company.   KMC has two
reportable business segments with three product lines, aggregates, ready-mix concrete and asphalt. Information about KMC's product lines and reportable segments for the fiscal years ended December 31, 2000, December 25, 1999 and December 26, 1998 is included in Note 14 of the "Notes to the Consolidated Financial Statements," of this Annual Report on Form 10-K.

     KMC's objective is to continue growing its businesses utilizing a four-part business strategy. First, KMC plans to continue to build value in markets currently served. Second, KMC plans to expand its presence in existing markets through cash or debt-financed acquisitions. Third, KMC intends to enter, via cash or debt-financed acquisitions, new high-growth potential markets. Finally, KMC will seek to acquire and develop additional strategic aggregate reserves in selected markets.

     The Spin-off. The Board of Directors and Management of PKS concluded that separation of its materials business and its construction business by means of a spin-off was in the best interests of PKS and PKS' stockholders. In reaching this conclusion, PKS' Board of Directors and Management considered that, as a result of the separation: (i) the senior management of KMC would acquire a larger, direct interest in the materials business that reflects solely the performance of KMC; (ii) KMC employees would acquire a larger, direct interest in the materials business, which the PKS Board of Directors believed was essential to KMC's ability to better retain, attract, and motivate its employees; and (iii) KMC would improve its ability to make sales to, and secure contracts from, unrelated construction businesses that may have concerns about doing business with KMC while it was owned and controlled by a direct competitor.

     On September 30, 2000, PKS completed the separation of its construction business and its materials business by distributing 32,288,840 shares of KMC common stock, representing all of the shares of KMC common stock it then held, to PKS stockholders of record on September 15, 2000, in a spin-off intended to be tax free for U.S. federal income tax purposes (the "Spin-off"). PKS distributed the KMC common stock as a dividend to its stockholders on a pro rata basis with each PKS stockholder receiving one share of KMC common stock for each share of PKS common stock that stockholder held on the record date.


             The Share Exchange. Prior to the Spin-off, PKS offered PKS stockholders who were then KMC employees the opportunity to exchange their shares of PKS common stock for shares of KMC common stock with an equal aggregate formula price. In the share exchange, KMC employees collectively exchanged 1,081,226 shares of their PKS common stock, representing 100% of the shares of PKS common stock collectively owned by them and 3.24% of the total issued and outstanding PKS common stock on September 14, 2000. For each PKS share tendered for exchange, KMC employees received 2.85 shares of KMC common stock. KMC employees who participated in the share exchange collectively received 3,081,646 shares of KMC common stock, representing 8.48% of the issued and outstanding shares of KMC common stock on September 15, 2000.

            The Debenture Exchange. Prior to the Spin-off and concurrently with the share exchange, PKS offered holders of its outstanding convertible debentures the opportunity to exchange their PKS debentures for:

              - KMC debentures convertible into shares of KMC common stock; or

              - both shares of KMC common stock and new reduced principal amount PKS debentures convertible into shares of PKS common stock.

            In the debenture exchange, PKS debentureholders collectively exchanged $13,095,000 principal amount outstanding PKS debentures for:

              - $670,000 principal amount KMC convertible debentures; and

              - both  973,383 shares of KMC common stock and $5,475,045
                principal amount new PKS debentures.

          PKS and KMC now operate as two separate, independent companies.

     The Materials Business. KMC's business is conducted by operating subsidiaries of KMC and involves the production and sale of aggregates, ready-mix concrete and hot-mix asphalt.

            Locations. KMC operates in Arizona, Washington, Oregon, California, Wyoming, Nebraska, Utah and New Mexico, with primary operations in Arizona, centered in the Phoenix and Tucson metropolitan areas and in the Pacific Northwest, centered in the Vancouver, Washington and Portland, Oregon metropolitan areas. KMC also provides construction services in and around Yuma, Arizona, focusing mainly on paving and related projects.

            Financial information about geographic areas for the fiscal years ended December 31, 2000, December 25, 1999 and December 26, 1998 is included in Note 14 of the "Notes to the Consolidated Financial Statements" of this Annual Report on Form 10-K.

            Products.

               Aggregates. KMC produces and sells primarily to third parties and utilizes internally various types of aggregate products. The production of these products typically involves extracting the material, crushing and sizing the material and shipping it to the customer using either trucks or rail. Aggregate products are used as highway construction materials, railroad ballast, decorative landscape rock, roofing aggregate and building stone. In 2000, KMC produced in excess of 29 million tons of construction materials and generated approximately $113 million of revenue from the sale of these materials. Approximately 37% of the aggregates produced in 2000 were used internally in the production of concrete and asphalt products.

               Ready-mix Concrete. KMC produces ready-mix concrete by combining aggregates, cement, water and additives. The additives allow KMC to customize the product to customer specifications for overall strength, drying speed and other properties. Product ingredients are combined at a batch plant site and loaded into a mixer truck for delivery to the customer's location.
In 2000, KMC produced in excess of 4 million cubic yards of ready-mix concrete and generated approximately $283 million of revenue from the sale of ready-mix concrete.

               Hot-mix Asphalt. KMC produces and sells hot-mix asphalt products. Asphalt is a mixture of aggregates and asphalt oil. The asphalt oil is heated and combined at a plant site and then loaded into dump trucks for transit to the customer's location. Customer specifications can require the use of certain types or sizes of aggregates and/or varying proportions of aggregates and asphalt oil. In 2000, KMC produced in excess of 3 million tons of asphalt and generated approximately $79 million of revenue from the sale of asphalt.

             Customers. KMC markets to a wide variety of customers including highway contractors, commercial, industrial and residential contractors, public works contractors, wholesalers and retailers of decorative rock products, interstate railroads and manufacturers of concrete block products. Produced material is used in both publicly and privately funded projects, although KMC generally does not directly contract with any public entity. No single customer accounted for more than 3% of sales in 2000.

             Competition. The materials business is highly dependent on the availability of high quality aggregates proximate to customers and production facilities. While price is an important factor in the customer's purchase decision, qualitative factors such as response time, reliability and product quality influence the purchase decision as well. With much of the industry consisting of small to medium sized independent firms, economies of scale, good site locations and technical knowledge will often provide a competitive advantage. While KMC believes it possesses these attributes in the markets it serves, in certain segments of those markets it competes directly with integrated materials companies that have greater financial resources. It is also possible that competitors with a lower cost structure or a willingness to accept lower margins than KMC may have an advantage on price sensitive projects.

             Governmental and Environmental Regulation. KMC's facilities are subject to various evolving federal, state and local laws and regulations relating to the environment, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Certain environmental laws impose substantial penalties for non-compliance and others, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended, impose strict, retroactive, joint and several liability upon persons responsible for releases of hazardous substances.

               KMC continually evaluates whether it must take additional steps at its locations to ensure compliance with certain environmental laws. KMC believes that its operations are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on its business, financial position, results of operations or cash flows. However, future events, such as changes in, or modified interpretations of, existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on its business.

               KMC, as well as other companies in the aggregates industry, produce certain products containing varying amounts of crystalline silica. Excessive and prolonged inhalation of very small particles of crystalline silica has been associated with non-malignant lung disease. The carcinogenic potential of excessive exposure to crystalline silica has been evaluated for over a decade by a number of research groups including the International Agency for Research on Cancer, the National Institute for Occupational Safety and Health and the National Toxicology Program, a part of the Department of Health and Human Services. Results of various studies have ranged from classifying crystalline silica as a probable to a known carcinogen. Other studies concluded higher incidences of lung cancer in some operations were due to cigarette smoking, not silica. Governmental agencies, including the Occupational Safety and Health Administration and the Mine Safety Health Administration, coordinate to establish standards for controlling permissible limits on crystalline silica. KMC believes that it currently meets government guidelines for crystalline silica exposure and will continue to employ advanced technologies as they become available to ensure worker safety and to comply with all applicable regulations.

               KMC believes that its compliance with environmental laws has not had a material adverse effect on its business, financial position, results of operations or cash flows.

             Employees. KMC employed approximately 2,300 people as of March 1, 2001. Of these, about 400 are officers, operations management, sales personnel, technical staff, administrative personnel and clerical staff. Approximately 1,600 employees are represented by labor unions under collective bargaining agreements and approximately 300 are non-union craft employees. The collective bargaining agreements have multi-year terms and expiration dates spread over a number of years. These agreements call for specified wage rates, payments to pension plans or benefit trusts and require KMC to comply with various workplace rules. KMC considers relations with its employees to be good.

             Acquisitions. Since 1992, KMC has acquired fourteen materials companies and started one new site in the implementation of its four-part strategy. The purchase price payable in these acquisitions ranged from approximately $2 million to $47 million. Three of the fourteen acquisitions were in excess of $40 million, one was in excess of $30 million and the remainder were between $2 million and $7 million. These acquisitions have allowed KMC to expand its presence in existing markets in Arizona and the Vancouver, Washington and Portland, Oregon areas and enter new markets in Northern California and Nebraska. Revenues have increased from $40 million in 1992, to $488 million for 2000 and production tonnage has grown from 5.5 million tons in 1992, to in excess of 29 million tons in 2000. KMC intends to continue its disciplined investment approach to achieve profitable growth through acquisitions.

               From January 1, 2000 through December 31, 2000, KMC expended approximately $79 million and completed six acquisitions in connection with its growth strategy. Although as a part of KMC's growth strategy, KMC evaluates potential acquisitions from time to time, KMC is not currently a party to any agreements which would be material to its business, or which would require separate disclosure.


Item 2.     Properties.

            Operations and Properties. KMC is organized into four operating divisions: Arizona Operations, Pacific Northwest Operations, Northern California Operations and Quarries Operations. KMC believes that a decentralized management structure allows for a quicker reaction to localized events and a more profitable operation. Each division is responsible for maintenance and operation of significant investments in fixed plant assets and a substantial mobile equipment fleet. Each operation also is charged with customer relations, dispatching of delivery vehicles, quality control, scheduling of production and the development and maintenance of certain computer systems.

            KMC is a vertically integrated provider of aggregates, ready-mix concrete and asphalt products. KMC operates 65 ready-mix batch plants or asphalt plants at 44 locations in Arizona, California, Oregon and Washington. Aggregates operations are located in Arizona, California, New Mexico, Nebraska, Utah, Washington and Wyoming. KMC manages a truck fleet of about 1,000 vehicles, 900 of which are owned and 100 of which are either leased on a long-term basis or managed on a day-to-day rental basis. In 2000, KMC's combined operations produced and sold in excess of 29 million tons of aggregates consisting of construction materials, ballast, highway aggregates, roofing aggregates, concrete block aggregates and landscape rock products. Arizona Operations also manages a construction service business in the Yuma, Arizona area.

            KMC's executive management provides its four operating divisions with strategic planning, corporate development and acquisitions and operations oversight. KMC also has a centralized administrative staff that provides labor relations, various accounting functions, legal, tax planning and compliance, equipment purchasing and equipment maintenance support.

            Reserves. KMC estimates that its total recoverable aggregates reserves are in excess of 734 million tons. Approximately 28 million tons of these reserves are located at dormant aggregate production facilities. The yield from the mining of these reserves is based on an estimate of volume that can be economically extracted to meet current market and product applications. KMC's mining plans are developed by experienced mining engineers and operating personnel using drilling and geological studies in conjunction with mine planning software. In certain instances, reserve extraction is limited to phases or yearly amounts. Various properties also have reserves under lease that have not been included in a mining permit. These reserves have been excluded from the recoverable reserve estimate. The estimated recoverable aggregate reserve figures exclude one dredging permit located in the Pacific Northwest because it is unlikely the Company will produce from this site prior to the permit expiration date.

            KMC owns about 329 million tons of aggregates reserves and leases another 405 million tons of aggregates reserves. KMC's leases usually require royalty payments based on either revenue derived from the location or an amount for each ton of materials removed and sold from a site and have terms ranging from one year to 84 years. Royalty payments range from $0.38 to $1.39 per ton. Most of KMC's long-term leases also provide an option for the lease to be renewed.





            The following table summarizes KMC's principal aggregate production facilities and estimated reserves at March 1, 2001:

                                          Annual                    Years
                                        Production                  Until
                             Type of   (in thousands    Nature      Reserve
                  Product   Facility     of tons)    of Interest   Depletion
                  -------   --------   ------------  -----------   ---------
Portland Oregon/
 Vancouver                  Production
 Washington       Sand and  and                                    Average of
 Area (8 sites)   Gravel(6) Distribution   4,900      4 Leased     15.8 years
                  Gray
                  Basalt(2)                           4  Owned
Yolo County,       Sand and  Production
  California       Gravel    and
                             Distribution   1,000         Owned     25.9 years
Milford, Utah      Quartz    Production
                   Latite    and
                             Distribution     400        Leased     16.7 years
Little Lake,       Scoria    Production
  California                 and
                             Distribution      85        Leased     17.2 years
Granite Canyon,    Granite   Production
  Wyoming                    and
                             Distribution   3,500        Leased     31.5 years
Des Moines,        Scoria    Production
  New Mexico                 and
                             Distribution     125        Leased     30.2 years
Guernsey, Wyoming  Dolomite, Production
 (3 sites)         Limestone and                                    Average of
                   and       Distribution     500      1 Leased      over 100
                   Quartz                              2  Owned        years
Phoenix, Arizona  Sand and  Production
  Area (12 sites)  Gravel    and                                    Average of
                            Distribution    8,599     10 Leased     11.2 years
                                                       2 Owned
Tucson, Arizona   Sand and  Production
  Area (2 sites)  Gravel    and             1,700        Owned      Average of
                            Distribution                            7.0 years
Nogales, Arizona  Sand and  Production
                  Gravel    and
                            Distribution      160       Leased      23.0 years
Sierra Vista,     Sand and  Production
  Arizona         Gravel    and
                            Distribution      400       Leased      16.3 years
Flagstaff,Arizona Sand and  Production
  (2 sites)       Gravel    and                                     Average of
                            Distribution      260       Leased      89.5 years
Coolidge, Arizona Sand and  Production
                  Gravel    and
                            Distribution      500       Leased      16.2 years
Casa Grande,      Sand and  Production
  Arizona         Gravel    and
                            Distribution      750       Leased      15.0 years
Winkelman,Arizona Gypsum    Production        112        Owned  Over 100 years
Campe Verde,      Sand and  Production
  Arizona         Gravel    and
                            Distribution      700        Owned       6.3 years
Globe, Arizona    Sand and  Production
                  Gravel    and
                            Distribution      275        Owned      13.6 years
Yuma, Arizona     Sand and  Production
                  Gravel    and
                            Distribution      600       Leased      51.1 years
Fort Mojave
 Indian Reserva-  Sand and  Production
 tion, Arizona    Gravel    and
                            Distribution      500       Leased      49.7 years
Bullhead City,    Sand and  Production
  Arizona         Gravel    and
                            Distribution      275       Leased      17.0 years
Mammoth, Arizona  Sand and  Production
                  Gravel    and
                            Distribution      100       Leased        50 years
Prescott, Arizona Sand and  Production
                  Gravel    and
                            Distribution      200       Leased      77.5 years
Fort Calhoun,     Sand and  Production
  Nebraska (2     Gravel    and                                     Average of
   sites)                   Distribution    1,400     1 Owned       over 100
                                                      1 Leased         years

            Estimated reserves are the probable total recoverable reserves that are at each quarry site. The reserve figures include only saleable tonnage and thus exclude waste material that is generated in the crushing and processing phases of the operation. Overall reserve estimates are determined by using a combination of drill holes, quarry mining plans and historical averages. Sites may have leases that expire prior to the exhaustion of estimated reserves. The reserve life anticipates that some leases will be renewed to allow sufficient time to fully recover this material. The reserve estimate numbers for the property in Yolo County, California and for a dredging permit in the Pacific Northwest assume that the sites will be limited to the current permits and that the permits will not be extended past their expiration dates. The figures used in the reserve data and remaining life may require revisions due to changes in customer requirements and unknown geological occurrences. The years until reserve depletion is calculated as total saleable reserves at a location divided by annual production. Reserves from dormant facilities are included in determining Years Until Reserve Depletion as the Company expects to activate these facilities as other currently active sites become depleted. Actual useful lives will be subject to, among other things, fluctuations in customer demand, customer specifications, geological conditions and changes in mining plans. The life of any site in a city or area with multiple sites may be exhausted prior to or extend beyond the average life for the sites in that city or area.

Item 3. Legal Proceedings. From time to time, the Company has been involved in various legal proceedings relating to its operations and properties, all of which the Company believes are routine in nature and incidental to the conduct of its business. Although the ultimate legal and financial liability associated with such proceedings cannot be estimated with certainty, the Company believes, based on its examination of such matters, that none of these proceedings, if determined adversely, would have a material adverse effect on the Company's business, financial position, results of operations or cash flows.







Item 4.   Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of KMC's shareholders during the three months ended December 31, 2000.

     Executive Officers of the Registrant.

     The table below shows information as of March 1, 2001, about each executive officer of the Company, including his business experience during the past five years. The Company's executive officers are elected annually to serve until their successors are elected and qualified or until their death, resignation or removal.

Name	                  Business Experience                                 Age
----                  -------------------                                 ---
Christopher J. Murphy	  Mr. Murphy has been a director and the               46
                      Chief Executive Officer of KMC since January 1,
                      2000.  Mr. Murphy has been the President of KMC
                      since February 2, 1999.  Mr. Murphy was the
                      President of Kiewit Mining Group Inc., a PKS
                      subsidiary, from July 1996 through September
                      2000 and was Vice President of Kiewit Mining
                      Group from October 1995 to July 1996.  Mr. Murphy
                      has been the President of United Metro Materials
                      Inc., a subsidiary of KMC, since July 1996, and
                      was Senior Vice President of United Metro Materials
                      from August 1994 to July 1996.  Mr. Murphy is the
                      Chairman of the Executive Committee of KMC.
Donald E. Bowman	      Mr. Bowman has been Vice President and Chief          52
                      Financial Officer of KMC since April 24, 2000.
                      Mr. Bowman was President, Eastern Region,
                      Construction Materials of Lafarge Corporation
                      from January 1998 to March 1999.  Mr. Bowman was
                      President and Chief Executive Officer of Redland
                      Genstar, Inc., from January 1996 to January 1998
                      and was Executive Vice President of Redland Genstar
                      from January 1995 to January 1996.
Mark E. Belmont	       Mr. Belmont has been General Counsel and Secretary   47
                      of KMC since January 1, 2000 and a Vice President of
                      KMC since February 2, 1999.  Mr. Belmont was Senior
                      Corporate Counsel of PKS for more than five years
                      prior to January 1, 2000.
John J. Shaffer	       Mr. Shaffer has been a Vice President of KMC since   50
                      January 1, 2000.  Mr. Shaffer has been Vice
                      President of Pacific Rock Products, L.L.C., a
                      subsidiary of KMC, since February 1, 1996.
                      Mr. Shaffer was Vice President of Pacific Rock
                      Products, Inc. for more than five years prior
                      to February 1, 1996.
Daniel W. Speck	       Mr. Speck has been a Vice President of KMC since     45
                      January 1, 2000.  Mr. Speck has been Vice President
                      of United Metro Materials since April 1997.
                      Mr. Speck was the manager of Walnut Creek Mining
                      Company from March 1993 to March 1997.
Rick W. Thomas       	 Mr. Thomas has been a Vice President of KMC since    44
                      October 20, 2000.  Mr. Thomas was Director of
                      Business Development of KMC from January 1999 to
                      October 2000. From 1997 to 1998, Mr. Thomas held
                      a senior operations position with Kiewit Mining
                      Group. From 1996 to 1997, Mr. Thomas was Vice
                      President - Engineering of Anker Energy Corporation.
                      Mr. Thomas was Vice President - Operations of Great
                      Western Coal Company for more than five years prior
                      to 1996.
Todd A. Freyer	         Mr. Freyer has been Controller of KMC since           40
                      April 1, 2000 and Treasurer since February 2, 1999.
                      Mr. Freyer was Accounting Manager of Kiewit Mining
                      Group from April 1999 through September 2000 and was
                      Accounting Supervisor of Kiewit Mining Group for more
                      than five years prior to April 1999.














































                                    PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.

     Market Information. As of December 31, 2000, shares of KMC's common stock ("Common Stock") are not listed on any national securities exchange or quoted on the NASDAQ National Market and there is no established public trading market for the Common Stock.

     Transfer Restrictions. Holders of Common Stock are prohibited from transferring the Common Stock in any manner except in a sale to KMC and, with prior approval by the KMC Board of Directors, to certain authorized transferees of the holders. Those authorized transferees consist of fiduciaries for the benefit of the holders and members of the immediate families of the holders, corporations wholly owned by holders or holders and their spouses and/or children, fiduciaries for the benefit of such corporations and charities and fiduciaries for charities designated by any such persons. Upon the death of a KMC stockholder, the shares of Common Stock owned by the deceased stockholder would be permitted to be transferred to his or her estate, provided that the shares transferred to the transferee would be subject to the same transfer restrictions. There is no restriction on the maximum amount of Common Stock that may be owned by any individual or entity.

     Holders of Common Stock are permitted to pledge the Common Stock for loans in connection with the ownership of the Common Stock.

     In the event that the KMC Board of Directors decides to conduct an initial public offering of the Common Stock, officers and directors of KMC and stockholders owning one percent or more of the Common Stock outstanding at the time of the offering will not be permitted to sell or otherwise transfer any shares held by them for a period of up to one hundred eighty days following the offering. In addition to any officers and directors who may be subject to the 180-day transfer restriction following an initial public offering, KMC estimates that there may be up to nine additional stockholders, all of whom are PKS employees, who may own 1% or more of Common Stock and thus be subject to this transfer restriction.

     All transfer restrictions on the Common Stock may be terminated by the KMC Board of Directors at any time.

     Company Repurchase Obligation. Pursuant to the terms of the Company's Restated Certificate of Incorporation ("Certificate"), the Company is generally required to repurchase shares of Common Stock at a formula price upon demand. Common Stock can be sold only to the Company at a formula price based on the year-end book value of the Company. The Company is generally required to repurchase Common Stock for cash upon stockholder demand.

     Formula Price. The formula price of the Common Stock is based on the adjusted book value of the Company at the end of the previous year less the amount of declared dividends during the current year. At March 29, 2001, the formula price of the Common Stock was $7.86 per share. On September 30, 2000, the formula price of the Common Stock was $7.14 per share.






     Stockholders. On March 29, 2001 the Company had the following numbers of stockholders and outstanding shares:

    Class of Stock         Stockholders                  Outstanding Shares
     Common Stock	             1,509	                         36,296,855

     Dividends and Prices. The Company does not currently intend to pay cash dividends on the Common Stock.

Item 6.     Selected Financial Data.

     The following table presents selected historical financial data of the Company as of and for the fiscal years ended 1996 through 2000, and is derived from the Company's historical consolidated financial statements and the notes to those financial statements. The Company was a subsidiary of PKS prior to September 30, 2000.

	                                      Fiscal Year Ended
	                          2000	       1999	         1998	        1997	     1996
-----------------------------------------------------------------------------
	                            (in thousands, except per share data)
Results of Operations:
  Revenue	               $ 488,054  $ 437,058   $ 333,060  $ 277,309 $ 246,083
  Net earnings          $  27,052  $  25,828   $  15,378  $  16,542 $  14,204

Per Common Share:
  Net earnings
    Basic	               $     .74  $     .71   $     .42  $     .46 $     .39
    Diluted	             $     .74  $     .71   $     .42  $     .46 $     .39
  Dividends (1)	         $       -  $       -   $       -  $     .11 $     .39
  Stock price (2)	       $    7.86
  Book value	            $    7.90  $    5.77   $    3.83  $    3.35 $    2.71

Financial Position:
  Total assets	          $ 374,408  $ 276,891   $ 207,054  $ 181,699 $ 152,771
  Current portion of
     long-term debt     	$   1,112  $     562   $     740  $     387 $       -
  Long-term debt, net
     of current portion	 $   3,779  $   3,753   $     761  $   1,492 $       -

  Redeemable Common
     Stock (3)          	$ 288,011  $ 209,733   $ 139,287  $ 121,631 $  98,652

-----------------------------------------------------------------------------
	(1)     The 1996 dividends include $100 for dividends declared in 1996, but paid in January of the subsequent year.  The 1996 dividends include
        $355 of non-cash dividends.

(2) Pursuant to the Certificate, the formula price calculation is computed annually at the end of the fiscal year based on the year-end adjusted book value of the Company. There was not a separate calculation of stock price for the Company while it was wholly owned by PKS. On September 30, 2000, the formula price of the Common Stock was $7.14 per share.

(3) Holders of Common Stock are prohibited from transferring the Common Stock in any manner except in a sale to the Company and to certain authorized transferees of the holders. The Company is generally required to purchase all Common Stock at the formula price. The aggregate redemption value of Common Stock at December 31, 2000 was $286,603.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      Results of Operations - 2000 vs. 1999

     The Board of Directors of PKS decided to separate its construction and materials businesses into two separate, independent companies in a spin-off that was intended to be tax-free for U.S. federal income tax purposes. To effectuate the transaction, the Board of Directors of PKS declared a dividend payable to the holders of record of PKS common stock as of September 15, 2000, based upon a ratio of one share of Common Stock for every share of PKS common stock owned on the record date. Effective September 30, 2000, all of the outstanding shares of Common Stock were distributed to PKS stockholders. Following the Spin-off, the Company began operations as an independent company. Prior to September 30, 2000, the financial statements reflect the results of operations, financial position and cash flows of the businesses transferred to the Company from PKS as they operated within PKS. As a result, the financial statements of the Company prior to September 30, 2000 have been carved out from the financial statements of PKS using the historical results of operations and historical basis of the assets and liabilities of such businesses. The Company's statements of earnings prior to September 30, 2000, include all of the related costs of doing business, including charges for the use of facilities and for employee benefits, and include an allocation of certain general corporate expenses of PKS which were not directly related to these businesses, including costs for information technologies, finance, legal and corporate executives. Management believes these allocations were made on a reasonable basis. The financial information for periods prior to September 30, 2000 included herein, however, may not necessarily be indicative of the results of operations, financial position and cash flows of the Company in the future or what the results of operations, financial position and cash flows would have been had the Company been a separate, independent company during the periods presented.

     Revenue.  Revenues increased $51 million in 2000 to $488 million as
compared to $437 million for the same period in 1999.   Revenue from Arizona
Operations increased $25 million as this operating division experienced higher
unit sales of aggregates and ready mix concrete.   This increase was offset by
a 20% decline in unit sales of asphalt as the operating division became more selective in supplying the market in an effort to improve gross profit margins for asphalt. Revenue from operations located in the Pacific Northwest increased $5 million in 2000 compared to 1999. However, had the Company owned 100% of Pacific Rock Products, L.L.C. and Pacific Rock Products Trucking L.L.C. (formerly River City Machinery L.L.C.) (collectively "Pacific Rock") for all of 1999, revenue from Pacific Northwest Operations would have shown a $2 million decrease. This decline was attributable to 23% lower unit sales of aggregates as the demand for those products softened in 2000. Partially offsetting the aggregate revenue decline was an increase in asphalt sales resulting from an additional plant. Other Operations revenue increased $22 million primarily from revenue produced by acquisitions occurring in 2000.

     Gross Profit. Gross profit margins for the Company remained consistent at approximately 14% for the two periods. Gross profits for Arizona Operations improved slightly as the operating division became more selective in supplying asphalt products to the market. Gross profit for Pacific Northwest Operations declined 50% in 2000 compared to 1999. The decrease in sales of aggregates, higher asphalt oil costs and higher fuel expenses were responsible for this decrease. Gross profit margins from Other Operations also improved primarily from the acquisitions occurring in 2000.

     General and Administrative Expenses. General and administrative expenses increased $2 million in 2000 when compared to the same period of 1999.
Arizona Operations expenses decreased by approximately $1 million due to the implementation of cost efficiency measures. Pacific Northwest Operations remained relatively constant during this period. Other Operations expenses increased $1.5 million due to the acquisition of Solano Concrete Co., Inc. Corporate Operations increased approximately $1.5 million due to additional ongoing costs related to becoming an independent company.

     Other Income and Expense. Other income increased $.5 million to $3.7 million in 2000 from $3.2 million in the same period of 1999. The increase was primarily attributable to an increase in interest income due to higher overall interest rates.

     Income Tax Expense. Income taxes differ from the federal statutory rate primarily because of state income taxes and percentage depletion. The effective tax rates were 40.8% for 2000 and 37.7% for 1999. The increase in the provision for taxes in 2000 was largely due to state and local income taxes.

                      Results of Operations 1999 vs. 1998

            Revenue. Revenue increased $104 million to $437 million in 1999 from $333 million in 1998. Revenue from Arizona Operations increased $40 million from higher unit sales of aggregate, ready mix concrete and asphalt. Revenue from Pacific Northwest Operations increased $55 million due to the consolidation of Pacific Rock. Other Operations account for the balance of the increase as a result of higher unit volumes from quarries located in Wyoming and Utah.

            Gross Profit. Gross profit margins for the Company increased from 11% in 1998 to 14% in 1999. Arizona Operations gross profit margins increased slightly primarily due to a 3% increase in average selling prices. Gross profit from the Pacific Northwest Operations was also responsible for the increase due to the consolidation of Pacific Rock which had a higher margin on its sales. Gross profit from Other Operations also benefited from improved performance of quarry facilities located in Wyoming and Utah.

            General and Administrative Expenses. General and administrative expenses increased $6 million in 1999 when compared to 1998. Arizona Operations expenses increased $3 million due to the activities necessary to support the higher unit sales. Pacific Northwest Operations contributed $3 million to the increase due to the consolidation of Pacific Rock. Other and Corporate Operations remained relatively constant during this period.

            Other Income and Expense. Other income is comprised of investment income, equity earnings from Pacific Rock, and interest expense. Other income declined $5 million in 1999 from 1998. The decrease was primarily attributable to a $5 million decrease in equity earnings due to the consolidation of Pacific Rock in March 1999.

            Income Tax Expense. Income taxes differ from the federal statutory rate primarily because of state income taxes and percentage depletion. The effective tax rates were 37.7% for 1999 and 38.8% for 1998.

                    Financial Condition - December 31, 2000

          Cash and cash equivalents decreased $4 million to $68 million at December 31, 2000 from $72 million at December 25, 1999. The decrease reflects net cash provided by operations of $45 million and by financing activities of $58 million offset by net cash used in investing activities of $107 million.

          Net cash provided by operating activities in 2000 of $45 million represented an increase of $14 million over 1999. The principal sources of the increase in net cash from operating activities were increased earnings of $1 million, higher depreciation and amortization of $5 million, deferred income taxes of $4 million and an overall increase in working capital items of $4 million.

          Net cash used in investing activities in 2000 increased by $54 million to $107 million as compared to 1999. This increase was due to additions to notes receivable of $2 million, additional acquisitions of $43 million, decreases in proceeds from the sale of property, plant and equipment in the ordinary course of business of $1 million and additional capital expenditures of $11 million. These changes were partially offset by $3 million of proceeds from the sale of marketable securities.

          Net cash provided by financing activities in 2000 increased by $30 million to $58 million as compared to $28 million in 1999. This change was due to the issuance of $8 million of convertible debentures, issuance of common stock net of redemptions of $1 million, an increase in contributions from PKS of $6 million, and a decrease in payments on long-term debt of $15 million.

          The Company believes that its current cash position together with anticipated cash flows from operations will be sufficient for the working capital and equipment replacement requirements of the Company for the next twelve months. The Company does not have any established lines of credit. At December 31, 2000, the Company had $13 million of notes and convertible debentures payable. Further, the Company does not currently intend to pay any cash dividends.

          The Company intends to pursue a business plan to grow through acquisitions that will require capital that is in addition to ongoing operational requirements. While historically the Company has received contributions from PKS to fund a portion of acquisitions, the Company believes that cash on hand at the time of the Spin-off, cash generated by operations, and the ability to borrow funds will allow the Company to make investments in connection with future acquisitions. Ultimate growth strategy capital requirements will largely depend on the number of acquisition candidates, the cost of the acquisitions, and the level of success the Company has in completing these transactions. Should the Company be unable to obtain any necessary funds from borrowings on terms deemed appropriate, the Company would be limited in its ability to fully execute its growth strategy. While the Company believes its growth strategy to be important in enhancing shareholder value, the Company does not believe that the inability to fully pursue it would have a material adverse impact on current operations, financial condition or liquidity.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

          The Company does not believe that its business is subject to significant market risks arising from interest rates, foreign exchange rates or equity prices.

Item 8.    Financial Statements and Supplementary Data.


                      REPORT OF INDEPENDENT ACCOUNTANTS






The Board of Directors and Stockholders
Kiewit Materials Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of changes in redeemable common stock and comprehensive income (loss), and of cash flows present fairly, in all material respects, the consolidated financial position of Kiewit Materials Company and subsidiaries at December 31, 2000, December 25, 1999 and December 26, 1998, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





      /s/ PricewaterhouseCoopers LLP
-----------------------------------
PricewaterhouseCoopers LLP

Omaha, Nebraska
March 5, 2001

















                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                         Consolidated Balance Sheets
                    December 31, 2000 and December 25, 1999

	(in thousands)                                     	2000                1999
---------------------------------------------------------------------------
	Assets

Current assets:
  Cash and cash equivalents                 	$    68,286          $   72,330
  Marketable securities	                               -               2,534
  Receivables, less allowance of $1,424
     and $994	                                    67,575              51,367
  Inventories                                    	14,121              11,141
  Deferred income taxes	                           3,625               4,662
  Other	                                           3,146               1,886
                                            -----------          ----------
Total current assets	                            156,753             143,920
	                                            -----------          ----------

Property, plant and equipment, at cost	          249,754             196,278
  Less accumulated depreciation 	               (111,257)            (96,278)
                                            -----------             -------
Net property, plant and equipment	               138,497             100,000
                                            -----------           ---------

Goodwill, net of accumulated amortization of
  $7,413 and $5,356 	                             58,924              29,183
                                            -----------           ---------

Intangible and other assets	                      20,234               3,788
                                            -----------           ---------

Total assets                                 	$  374,408           $ 276,891
                                            ===========           ==========

----------------------------------------------------------------------------
	See accompanying notes to consolidated financial statements.


















                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                         Consolidated Balance Sheets
                    December 31, 2000 and December 25, 1999

(in thousands, except share data)	                    2000                1999
-----------------------------------------------------------------------------
Liabilities and Redeemable Common Stock
Current liabilities:
  Accounts payable	                               $  26,623         $   18,204
  Accounts payable with affiliates	                  14,890              5,600
                                                 ---------         ----------
  Total accounts payable	                            41,513             23,804

  Current portion of long-term debt                  	1,112                562
  Accrued payroll and payroll taxes	                  6,824              6,772
  Accrued insurance costs	                            5,293              6,777
  Income tax payable	                                 1,964             11,816
  Other	                                              4,106              1,720
                                                 ---------          ---------
Total current liabilities	                           60,812             51,451

Long-term debt, less current portion	                 3,779              3,753
Convertible debentures	                               8,075                  -
Deferred income taxes	                               12,528              8,976
Other liabilities	                                      789              2,623
Minority interest	                                      414                356
                                                 ---------          ---------
Total liabilities	                                   86,397             67,159
                                                 ---------          ---------

Preferred stock, par $.01; 10 million shares
authorized, no shares issued                             	-                  -

Redeemable common stock ($286,603 aggregate
redemption value):
	  Common stock, $.01 par value, 100 million shares
  authorized
  	36,463,482 and 100 issued and outstanding            365                  -
 	 Additional paid-in capital                       177,490            126,627
 	 Accumulated other comprehensive income                 -                  1
 	 Retained earnings                                110,156             83,104
                                                 ---------          ---------
Total redeemable common stock	                      288,011            209,732
                                                 ---------          ---------
Total liabilities and redeemable common stock	    $ 374,408          $ 276,891
                                                 =========          =========

-----------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.








                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Earnings
              For the three fiscal years ended December 31, 2000


(in thousands, except per share data)            	2000        1999       1998
Revenue	                                     $ 473,003   $ 426,646  $ 325,734
Revenue from affiliates	                        15,051      10,412      7,326
                                            ---------   ---------  ---------
Total revenue                                 	488,054     437,058    333,060

Cost of revenue	                              (398,074)   (357,500)  (285,722)
Depreciation, depletion and amortization	      (21,662)    (16,819)   (12,113)
                                            ---------   ---------  ---------
Gross profit	                                   68,318      62,739     35,225

General and administrative expenses	           (26,247)    (24,397)   (18,534)
                                            ---------   ---------  ---------

Operating earnings	                             42,071      38,342     16,691
                                            ---------   ---------  ---------

Other income (expense):
   Investment income                            	4,781       4,585      3,551
   Equity earnings	                                  -         266      5,599
   Interest expense	                            (1,509)     (1,853)      (935)
   Other, net	                                     447         242        323
   Total other income 	                          3,719       3,240      8,538
                                            ---------   ---------  ---------

Earnings before income taxes and
  minority interest                           	45,790       41,582     25,229

Minority interest in net earnings
  of subsidiaries	                                (58)         (61)       (58)

Provision for income taxes 	                  (18,680)     (15,693)    (9,793)
                                            ---------   ---------  ---------

Net earnings                               	$  27,052   $   25,828  $  15,378
                                           ========    ==========  =========

Net earnings per share:
  Basic and diluted                        	$     .74   $      .71  $     .42
	                                           ========    ==========  =========
----------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.












                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

       Consolidated Statements of Changes in Redeemable Common Stock and
                         Comprehensive Income (Loss)
              For the three fiscal years ended December 31, 2000

	                                                  Accumulated                 Total
	                            Redeemable Additional   Other                   Redeemable
	                              Common    Paid-in   Comprehensive   Retained    Common
                              Stock     Capital   Income (Loss)   Earnings    Stock
(in thousands, except per share data)
-------------------------------------------------------------------------------------
Balance at December 28, 1997	$      -	   $  80,121  	$       (389)	   $  41,899 $ 121,631

Contribution from PKS              -       2,345	             -  	          -     2,345

Comprehensive income:
  Net earnings	                     -           -             -       	15,378    15,378
  Change in unrealized holding
    loss, net of tax	               -           -            (8)          	-         (8)
  Minimum pension liability
   adjustment			                                              (59)		                   (59)
                                                                              --------
Total comprehensive income	                                                     15,311
	                             -------   ---------  -------------  ----------   --------
Balance at December 26, 1998	       -	      82,466          (456)      57,277    139,287

Dividends ($- per share)           	-           -             -           (1)       (1)
Contribution from PKS              	-      44,161             -            -    44,161

Comprehensive income:
  Net earnings	                     -           -             -	       25,828    25,828

  Change in unrealized holding
    loss, net of tax	               -           -	           (25)           -       (25)
  Minimum pension liability
    Adjustment                                             		482	                    482
                                                                               -------
Total comprehensive income                                                     26,285
	                             -------   ---------  -------------  ----------   --------

Balance at December 25, 1999	     -    126,627              1       83,104   	209,732

Contribution from PKS             	-	      50,374              -            -   50,374
Stock split                     363	        (363)	             -	            -         -
Issuance of common stock	          2       	1,135	              -            -     	1,137
Redemptions of common stock       -	        (283)             -            	-      (283)

Comprehensive income:
  Net earnings                    	-           -              -       	27,052    27,052
  Change in unrealized holding
    loss, net of tax              	-           -             (1)           	-        (1)
  Minimum pension liability
   Adjustment                     	-           -              -            	-         -
Total comprehensive income                                                     27,051
	                             -------   ---------  -------------  ----------   --------

	Balance at December 31, 2000 	$  365    $177,490	     $        -    $ 110,156 	$ 288,011
                             ======    ========     ==========    ========= =========

------------------------------------------------------------
See accompanying notes to consolidated financial statements.



                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows
              For the three fiscal years ended December 31, 2000

(in thousands)	                                       2000      1999     1998
----------------------------------------------------------------------------
Cash flows from operations:
  Net earnings	                                  $  27,052  $ 25,828 $ 15,378
  Adjustments to reconcile net earnings to
    net cash provided by operations:
      Depreciation and amortization	                21,662    16,819   12,113
      Gain on sale of property, plant and
         equipment and other investments	             (962)     (899)    (879)
      Equity (earnings) loss, net                       	-       129   (1,078)
      Minority interest                                	58        61       58
      Deferred income taxes	                         4,388       748      707
      Change in working capital items:
   	Receivables                                    (12,004)   (2,123)  (4,071)
    	Inventories                                      (244)   (2,003)    (163)
    	Other current assets                           (1,055)      934     (749)
    	Accounts payable                               16,845   (15,016)   5,438
    	Accrued payroll and payroll taxes                  52       985    2,135
   	Accrued insurance                               (1,484)    1,150      793
  	Income taxes payable                             (9,852)    6,257     (367)
    	Other liabilities                                 708    (1,621)    (208)
Net cash provided by operations	                    45,164    31,249   29,107
                                                  -------   -------  -------
Cash flows from investing activities:
  Proceeds from sales and maturities of
    marketable securities	                           2,500        -       761
  Purchases of marketable securities	                    -        -       (17)
  Additions to notes receivable                   (2,400)       -         -
  Proceeds from sale of property,
   plant and equipment	                              1,934     2,676    1,448
  Capital expenditures	                            (30,684)  (19,447) (13,351)
  Investments and acquisitions, net of
   cash acquired	                                  (78,675)  (36,152)  (2,136)
Net cash used in investing activities	            (107,325)  (52,923) (13,295)
Cash flows from financing activities:
  Payments on long-term debt	                       (1,186)  (15,759)    (378)
  Issuances of convertible debentures	               8,075         -        -
  Issuances of common stock	                         1,137         -        -
  Repurchases of common stock	                        (283)        -        -
  Contributions from PKS	                           50,374    44,161    2,146
                                                  -------   -------  -------
Net cash provided by financing activities	          58,117    28,402    1,768
                                                  -------   -------  -------
Net increase (decrease) in cash and cash
  equivalents	                                      (4,044)    6,728   17,580
Cash and cash equivalents at beginning of year	     72,330    65,602   48,022
                                                  -------   -------  -------
Cash and cash equivalents at end of year        	$  68,286 $  72,330 $ 65,602
                                                ========= ========= ========
Supplemental disclosures of cash flow information:
  Taxes paid	                                    $  23,243 $   7,466 $  7,701
  Interest paid	                                     1,403     1,849      945
------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


                   KIEWIT MATERIAL COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share data)

1.  Organization:

     Kiewit Materials Company ("KMC") was formed on February 2, 1999 as a wholly owned subsidiary of Peter Kiewit Sons', Inc. ("PKS"). The consolidated financial statements include the accounts of KMC and its subsidiaries (collectively, the "Company"). KMC's subsidiaries represent several affiliated operating entities under common ownership, each of which is engaged in an aspect of the materials business, that were combined (the "Combination") on March 1, 1999 through a series of non-monetary contributions from PKS. On September 30, 2000, KMC became an independent company when PKS spun off its materials businesses in a tax free transaction (the "Spin-off"). One share of the Company's Common Stock was issued for every share of PKS common stock outstanding to the stockholders of record on September 15, 2000.

     The Combination has been accounted for at historical cost in a manner similar to a pooling of interests. All significant intercompany transactions have been eliminated in consolidation.

2.  Basis of Presentation:

     Subsequent to the Spin-off, the consolidated financial statements include the accounts and operations of the Company on a stand-alone basis. PKS and the Company have entered into a number of agreements to facilitate the transition of the Company to an independent business enterprise.

     Prior to the Spin-off, the consolidated financial statements reflect the assets, liabilities, revenues and expenses that were directly related to the Company as they were operated within PKS. Where assets and liabilities were not specifically identifiable to any particular business of PKS, only those assets and liabilities transferred to the Company are included in the Company's consolidated balance sheets. Regardless of the allocation of these assets and liabilities, however, the Company's consolidated statements of earnings include all of the related costs of doing business including an allocation of certain general corporate expenses of PKS which were not directly related to the Company including costs for information technologies, finance, legal and corporate executive. These allocations were based on a variety of factors including, for example, personnel, space, time and effort, and sales volume. Management believes these allocations were made on a reasonable basis.

     The financial information included herein for periods prior to the Spin-off may not necessarily be indicative of the financial position, results of operations or cash flows of the Company if it had been a separate, independent company during the periods prior to the Spin-off.







                 KIEWIT MATERIAL COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (in thousands, except per share data)


3.  Significant Accounting Policies:

      Principles of Consolidation:

     Commencing with the Spin-off, the consolidated financial statements include the accounts of KMC and its wholly-owned subsidiaries. Prior to the Spin-off, the consolidated financial statements include the accounts of the Company as described in Note 2. All significant intercompany transactions and balances have been eliminated.

      General:

     The Company has adopted a calendar fiscal year starting with December 31, 2000. In previous periods, the Company had a 52-53 week fiscal year which ended on the last Saturday in December, 1999 and 1998.


     The Company principally operates in the Southwest and Northwest portions of the United States. The Company produces and distributes construction materials including ready-mix concrete, asphalt, sand, gravel, crushed stone and railroad ballast.

     Demand for the Company's products is subject to factors affecting the level of general construction activity including the level of interest rates, availability of funds for construction, appropriations by federal and state governments for construction, past overbuilding, labor relations in the construction industry, energy shortages, material shortages, weather, climate and other factors affecting the construction industry in general. Labor disputes in the construction industry may result in work stoppages which may interrupt sales in the affected area. Precipitation or freezing temperatures may cause a reduction in construction activity and related demand for the Company's products. During the winter months, sales and income of the Company's Quarries and Pacific Northwest Operations are adversely affected by the impact of inclement weather. A decrease in the level of general construction activity in any of the Company's market areas caused by any of the above factors may have a material adverse effect on the Company's sales and income derived therefrom.

       Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Revenue Recognition:

     Materials revenue, net of discounts, is recognized at the time the products are delivered and all contractual obligations have been satisfied.
                        KIEWIT MATERIAL COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (in thousands, except per share data)

3.   Summary of Significant Accounting Policies, Continued:

     Construction revenue is recognized using the percentage of completion method of accounting.

      Joint Ventures:

     The Company accounts for its share of the operations of joint ventures on a pro rata basis in the Consolidated Statements of Earnings.

     Inventories:

     Inventories consist primarily of raw materials, repair parts, fuel and building materials that the Company holds for use or sale in the ordinary course of business. Inventories are stated at the lower of average cost or market.

      Depreciation:

     Property, plant and equipment are recorded at cost. Depreciation is provided on a straight line method based on the following useful lives:

                                                                  Years
           Buildings and improvements                                39
           Equipment and other                                     5-10

      Depletion:

     Depletion of mineral properties is provided on a unit-of-extraction basis determined in relation to estimated recoverable reserves at each mineral site.

      Intangible Assets:

     Intangible assets consist principally of goodwill and other identifiable intangible assets associated with acquisitions. These assets are amortized on a straight-line basis over the expected period of benefit, which ranges from 20 - 40 years.

      Goodwill:

     Goodwill represents the excess of cost over fair market value of net assets acquired. Management continually reviews the carrying value of goodwill for recoverability based on anticipated undiscounted cash flows of the assets to which it relates. The Company considers operating results, trends and prospects of the Company, as well as competitive comparisons. The Company also takes into consideration competition within the materials industry and any other events or circumstances which might indicate potential impairment. When goodwill is determined not to be recoverable, an impairment is recognized as a charge to operations. Such impairment is based upon a discounted cash flow approach.





                   KIEWIT MATERIAL COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (in thousands, except per share data)

3.   Summary of Significant Accounting Policies, Continued:

      Long Lived Assets:

     The Company reviews the carrying amount of long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Measurement of any impairment would include a comparison of the present value of the estimated future operating cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets.

      Income Taxes:

     The Company was included in the consolidated income tax returns of PKS prior to the Spin-off. Since the Spin-off, the Company is responsible for filing its own income tax returns. For all periods presented, the provision for income taxes has been computed on the separate results of operations of the Company as if it had filed its own income tax returns.

     Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.


      Accrued Insurance Costs:

     The Company is substantially self-insured for certain general, auto, and worker's compensation claims and accrues for the estimated ultimate liability for incurred losses. The estimated ultimate liability may be revised in the near-term.

      General and Administrative Costs

     Subsequent to the Spin-off, the consolidated financial statements include general and administrative costs incurred by the Company on a stand-alone basis. PKS and the Company have entered into a number of agreements to facilitate the transition of the Company to an independent business
     enterprise (Note 18).   In 2000, the Company incurred $2,438 of general
     and administrative costs in connection with these agreements.

     Prior to the Spin-off, the Company's Consolidated Statements of Earnings include general and administrative costs, including an allocation of certain general corporate expenses of PKS, which were not directly related to the Company, including costs for information technologies, finance, legal and corporate executives. These allocations were based on a variety of factors including, for example, personnel, office space, time and effort, and sales volume. Management believes these allocations were made on a reasonable basis.





                   KIEWIT MATERIAL COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (in thousands, except per share data)

3.   Summary of Significant Accounting Policies, Continued:

      Earnings Per Share:

     Basic earnings per share have been computed using the weighted average number of shares outstanding after the Spin-off. Diluted earnings per share gives effect to convertible debentures considered to be dilutive common stock equivalents. The potentially dilutive convertible debentures are calculated in accordance with the "if converted" method. This method assumes that the after-tax interest expense associated with the debentures is an addition to income and the debentures are converted into equity with the resulting common shares being aggregated with the weighted average shares outstanding.

     Earnings per share, as presented in the Consolidated Statements of Earnings was calculated as if the 36,344 common shares issued in connection with the Spin-off were outstanding for all periods prior to the Spin-off.


	                                          2000           1999           1998
                                          ----           ----           ----
Net earnings available to common
  stockholders		                       $  27,052       		$ 25,828     $   15,378
Interest expense, net of tax effect,
  associated with convertible
   debentures                    	           42              -              -
                                      --------        -------      ---------
Net earnings for diluted shares	      $  27,094       $ 25,828      $  15,378
                                     =========       ========      =========
Total number of weighted average
  shares outstanding used to compute
  basic  earnings per share	             36,352         36,344         	36,344
Additional dilutive shares assuming
  conversion of convertible
  debentures	                               437              -              -
                                     ---------        -------       --------
Total number of shares used to
  compute diluted earnings per share    36,789        	 36,344         36,344
Net earnings
  Basic and diluted earnings
    per share                       	 $     .74     $      .71     $      .42
                                     =========     ==========     ==========
















                   KIEWIT MATERIAL COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (in thousands, except per share data)

3.   Summary of Significant Accounting Policies, Continued:

      Recent Pronouncements:

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement is effective for all fiscal years beginning after June 15, 2000. Adoption of this statement will not materially affect the Company's financial statements as the Company has no derivative instruments or hedging activities.

      Reclassifications:

     When appropriate, items within the consolidated financial statements have been reclassified in the previous periods to conform to current year presentation.

4.   Acquisitions:

     On January 3, 2000, the Company acquired 100% of the outstanding common stock and related assets of Solano Concrete Co., Inc., a materials operation operating in the Northern California area, for $30,880. Identifiable intangible assets related to this purchase of $15,448 are being amortized over their useful life of 27.5 years. There was no recorded goodwill related to this transaction.

     On August 4, 2000, the Company acquired substantially all of the assets of Fort Calhoun Stone Company, a limestone quarry located in Washington County, Nebraska, for $41,753. The acquisition was accounted for by the purchase method of accounting. The excess of aggregate purchase price over fair value of identifiable assets and liabilities acquired of $30,836 was recognized as goodwill and is being amortized over 40 years.

     On February 28, 1999, the Company purchased the remaining 60% of Pacific Rock Products, L.L.C., and Pacific Rock Products Trucking L.L.C. (formerly River City Machinery L.L.C.) (collectively "Pacific Rock"), a materials operation operating in the Vancouver, Washington and Portland, Oregon areas, for $40,000. The acquisition was accounted for by the
     purchase method of accounting.   The excess of aggregate purchase price
     over fair value of identifiable assets and liabilities acquired of approximately $17,305 was recognized as goodwill and is being amortized over 20 years. The operating results of Pacific Rock are included in the Consolidated Statements of Earnings from the date of acquisition. Prior to the acquisition, the Company used the equity method to account for Pacific Rock.







                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (in thousands, except per share data)

4.   Acquisitions, Continued:

     The following unaudited pro forma financial information assumes the acquisitions during 2000 occurred at the beginning of the year preceding their acquisition. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the year preceding their acquisition, or the results which may occur in the future:


                                     2000	         1999         1998
                               ----------   ----------     --------
       Revenue               	  $  493,423   $  473,710    $ 395,820
       Net earnings                	28,228       31,486    $  20,838
       Net earnings per share:
        Basic and diluted             	.77          .87          .57

     During 2000, 1999 and 1998, the Company acquired the assets of various materials operations other than those described above. All of these were accounted for by the purchase method and, accordingly, results of operations for the acquired businesses have been included in the Consolidated Statements of Earnings from their respective dates of acquisition. Pro forma financial information is not presented for these acquisitions because the impact is not material to the results of operations. The aggregate purchase prices were $7,803, $4,270, and
     $2,136 during 2000, 1999 and 1998, respectively.   Notes payable of
     $1,762 and $1,450 were issued in connection with the 2000 and 1999 purchases, respectively. Goodwill related to these acquisitions was $962 and $357 during 2000 and 1998, respectively, and is amortized over periods of 27.25 and 15 years, respectively.

5.   Financial Instruments:

     The following methods and assumptions were used to determine classification and fair values of financial instruments:

      Cash and Cash Equivalents:


     Cash and cash equivalents are stated at cost, which approximates fair value. Cash equivalents generally consist of highly liquid instruments purchased with a maturity of three months or less and cash deposited with financial institutions.

      Marketable Securities:

     The Company has classified all marketable securities as available-for-sale. The amortized cost of the securities used in computing unrealized and realized gains and losses are determined by specific identification. Fair values are estimated based on quoted market prices for the securities on hand or similar investments. Net unrealized holding gains and losses, if any, are reported as a separate component of accumulated other comprehensive income, net of tax.


                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (in thousands, except per share data)

5.   Financial Instruments, Continued:

     At December 25, 1999, the amortized cost, estimated fair value and unrealized holding gains of the Company's U.S. debt securities were $2,532, $2,534, and $2, respectively.

      Long-term debt:

     The fair value of debt was estimated using the incremental borrowing rates of the Company for debt of the same remaining maturities and approximates the carrying amount.

6.   Inventories:

     Inventories consist of the following:

	                                           2000           1999
                                     ----------     ----------
	       Raw materials                 $   12,142     $    9,524
	       Other                              1,979          1,617
                                     ----------     ----------
	       Total inventories             $   14,121     $   11,141
                                     ==========     ==========

7.   Property, Plant and Equipment:

     Property, plant and equipment consists of the following:

	                                           2000           1999
                                     ----------     ----------
	       Land and mineral properties   $   38,790     $   25,040
	       Buildings and improvements         8,356          7,177
	       Equipment and other              202,608        164,061
                                     ----------     ----------
       	Total property, plant and
         equipment	                   $  249,754     $  196,278
                                     ==========     ==========

8.   Intangible and Other Assets:

     Intangible and other assets
        consists of the following:

	                                           2000           1999
                                     ----------     ----------
      Other intangible assets, net of
       accumulated amortization of
       $ 1,363 and $ 694              $  15,454     	$      556
      Land option                         	2,000          2,000
      Notes receivable                    	2,403            949
      Other                                 	377            283
                                     ----------     ----------
	                                      $  20,234       $  3,788
                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (in thousands, except per share data)

9.   Employee Benefit Plans:

     The Company makes contributions based on collective bargaining agreements to several multi-employer union pension plans. These contributions are included in cost of revenue. Under federal law, the Company may be liable for a portion of future plan deficiencies; however, there are no known deficiencies.

     Approximately 26% of the employees of the Company are covered under a profit sharing plan. The expense related to the profit sharing plan was $864, $303, and $448 in 2000, 1999, and 1998, respectively.

     The Company sponsors a defined benefit pension plan covering certain union employees. Benefits are based on negotiated rates multiplied by years of service. It is the Company's policy to make contributions to these plans sufficient to meet minimum funding requirements of the applicable laws and regulations, plus such additional amounts, if any, as the Company's actuarial consultants advise to be appropriate. Plan assets consist principally of fixed income instruments, equity securities and cash equivalents.

	                                                        2000         1999
     Change in benefit obligation:
       Benefit obligation at beginning of year      	$  4,854     $  4,799
       Service cost                                      	995        1,137
       Interest cost                                     	401          310
       Actuarial loss (gain)                             	206       (1,191)
       Benefits paid                           	         (132)        (201)
                                                     -------      -------
     Benefit obligation at end of year                 	6,324        4,854
	                                                     -------      -------
     Change in plan assets:
       Fair value of plan assets at beginning of year  4,766        3,341
       Actual return on plan assets                     (540)         	603
       Employer contribution                           	2,552        1,024
       Benefits paid                                    (132)        	(202)
                                                     -------      -------
     Fair value of plan assets at end of year          6,646        	4,766
                                                     -------      -------
     Funded status                                       	322          (88)
     Unrecognized net actuarial loss (gain)              431         	(762)
     Unrecognized prior service cost                     139          	161
                                                     -------      -------
     Prepaid (accrued) benefit cost	                   $  892      $  (689)
                                                      ======      =======

     Amounts recognized in the statement of
      financial position consist of:

      Prepaid benefit cost                            $  892  	    $    -
      Accrued benefit liability                            	-        (689)
      Intangible asset                                     	-           -
      Accumulated other comprehensive income               	-           -
                                                     -------      -------
     Net amount recognized                            $  892	      $  (689)
                                                      ======      =======
                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (in thousands, except per share data)

9.   Employee Benefit Plans, Continued:
	                                                    2000    1999    1998
     Weighted-average assumptions as of year end:
      Discount rate                                 	8.0%    8.0%     6.5%
      Expected return on plan assets	                8.0%    8.0%     8.0%
     Components of net periodic benefit cost:
      Service cost	                                $  995 $ 1,138   $  974
      Interest cost                                  	401     310      227
      Expected return on plan assets	                 540    (314)    (224)
      Amortization of prior service cost	              22      22       22
      Recognized net actuarial loss	                   (4)     24       37
      Asset  (loss)                                 	(983)      -        -
                                                  ------ -------  -------
     Net periodic benefit cost	                    $  971 $ 1,180  $ 1,036
                                                  ====== =======  =======

10.  Redeemable Common Stock:

     The Company is generally committed to purchase all stock at the amount computed pursuant to its Restated Certificate of Incorporation. Issuances and repurchases of Common Stock, including conversions, since the Spin-off were as follows:

	            Balance at September 30, 2000     36,344
	            Shares issued in 2000                159
	            Shares repurchased in 2000           (40)
                                              ------
	            Balance at December 31, 2000      36,463
                                              ======

11.  Long-Term Debt:

     Long-term debt consisted of  the following:

	                                             2000        1999
                                             ----        ----

     8% note payable monthly to 2009	     $  1,343    $  1,442
     7.629% note payable monthly to 2016      	755         776
     6.42% note payable due in 2002           	586           -
     9% note payable monthly to 2007          579	         649
     6.42% note payable due in 2003	           551           -
     7% note payable quarterly to 2003        	276         356
     9.5% note payable monthly to 2002         	93         152
     Other                                    	708         940
                                         --------    --------
	                                            4,891       4,315
     Less current portion                   	1,112         562
                                         --------    --------
                                         	$  3,779    $  3,753
                                         ========    ========





                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (in thousands, except per share data)

11.  Long-Term Debt, Continued:

     Long-term debt repayments are due as follows:

	              2001                    $   1,112
	              2002                          799
	              2003                          747
	              2004                          206
	              2005                          223
	              2006 and thereafter         1,804
                                      ---------
	                                      $   4,891

     The 8% note payable was issued in 1999 to purchase land and is collateralized by a deed of trust.

     The 7% note payable is not collateralized and was issued as additional consideration as part of a 1997 acquisition.

     The 6.42% notes payable due in 2002 is not collateralized and was issued to purchase equipment as part of a 2000 acquisition.

     The 6.42% notes payable due in 2003 is collateralized by a deed of trust and was issued to purchase equipment as part of a 2000 acquisition.

     The 9% and 7.629% notes payable are collateralized by deeds of trust and were assumed as part of the Company's 1999 acquisition of the remaining 60% of Pacific Rock.

     All remaining items of debt are collateralized by equipment.

12.  Convertible Debentures:

     At December 31, 2000, convertible debentures amounted to $8,075. The convertible debentures bear interest of 7.35% - 8.25% and are due in 2010.

     Each series of debentures is as follows: 2000A during October 2002; 2000B during October 2003; 2000C during October 2004; and 2000D during November 2005. Each annual series may be redeemed in its entirety prior to the due date except during the conversion period. At December 31, 2000, 1,158,043 shares of stock were reserved for future conversions.












                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (in thousands, except per share data)

13.  Income Taxes:

     An analysis of the provision for income taxes relating to earnings before income taxes and minority interest for the three fiscal years ended December 31, 2000 follows:

	                              Federal           State            Total
     2000:
       Current             	$   10,636      $    3,656       $   14,292
       Deferred                 	3,238           1,150            4,388
                           ----------      ----------       ----------
	                           $   13,874      $    4,806       $   18,680
                           ==========      ==========       ==========

     1999:
       Current             	$   11,692       $   3,253      $    14,945
       Deferred                   	559             189              748
                           ----------      ----------       ----------
	                           $   12,251       $   3,442      $    15,693
                           ==========      ==========       ==========

     1998:
       Current	            $     6,961       $   2,125      $     9,086
       Deferred	                   593             114              707
                           ----------      ----------       ----------
	                          $     7,554       $   2,239      $     9,793
                           ==========      ==========       ==========


     The actual income tax expense differs from the "expected" tax expense computed by applying the U.S. Federal corporate tax rate of 35% to earnings before income taxes and minority interest as follows:


                                                      2000     1999	     1998
                                                  -------- -------- --------
     Federal income tax expense at statutory rate 	$ 16,027 $ 14,554 $  8,830
     State income tax, net of Federal tax benefit    2,946    2,307    1,394
     Percentage depletion	                           (1,559)  (1,161)  (1,310)
     Prior year adjustment	                           1,209     (367)     521
     Other                                              	57      360      358
                                                  -------- -------- --------
                                                  	$ 18,680 $ 15,693 $  9,793
                                                  ======== ======== ========











                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (in thousands, except per share data)

13.  Income Taxes, Continued:

     The components of the net deferred tax liabilities for the fiscal years ended December 31, 2000 and December 25, 1999 were as follows:

	                                                              2000      1999
                                                          --------  --------
     Deferred tax assets:
      Insurance claims		                                    $  1,993		  $  2,762
      Compensation and retirement benefits	                     940     1,341
      Other                                                  	1,174     1,502
                                                          --------  --------
     Total deferred tax assets                               	4,107     5,605

     Deferred tax liabilities:
      Asset bases/accumulated depreciation                  	11,144     9,162
      Investments in limited liability companies/
         joint ventures	                                      1,303       756
      Other                                                    	563         1
                                                          --------  --------
     Total deferred tax liabilities                         	13,010     9,919
                                                          --------  --------
     Net deferred tax liabilities	                         $  8,903  $  4,314
                                                          ========  ========
14.  Segment Reporting

     Segment information is presented in accordance with the SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and related disclosures about products and geographic areas.

     Operating segments are defined as components of an enterprise that engage in business activities which earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by the company's chief operating decision maker in order to allocate resources and assess performance. An operating segment is reportable if it exceeds certain quantitative thresholds. These thresholds require that its revenue, profit or loss and assets be 10% or more of the combined revenue, profit or loss and assets of all operating segments.

     The Company has four operating segments, Arizona Operations, Pacific Northwest Operations, Northern California Operations and Quarries Operations, which represent separately managed strategic business units that have different marketing strategies. Arizona Operations derives its revenue from the sale of aggregates, ready-mix, asphalt and paving operations. The Pacific Northwest Operations and Northern California Operations derive their revenues from the sale of aggregates, ready-
     mix and asphalt.   Quarries Operations derives its revenue from the sale
     of aggregates. Arizona and Pacific Northwest Operations met the requirements of the quantitative thresholds and are being disclosed as reportable operating segments. Other Operations includes the Northern California and Quarries Operations. Corporate Operations include KMC operations and reconciling items for amortization, management fees for corporate overhead and consolidation entries which collectively are not reported to the chief operating decision maker.
                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (in thousands, except per share data)

14.  Segment Reporting, Continued:

     The accounting policies of the operating segments are described in "Significant Accounting Policies." The Company evaluates operating performance based on profit or loss from operations before the following items: goodwill amortization related to acquisitions, interest income, interest expense, management fees for corporate overhead and income taxes.

     Due to geographic locations, no intersegment sales or transfers are made between the segments. Segment asset information has not been presented as it is not reported to or reviewed by the chief operating decision maker.

                                            Pacific
                                 Arizona   Northwest      Other   Corporate
                                Operations Operations  Operations Operations  Total
                                ---------- ----------  ---------- ----------  ------
2000
----
Revenues                        $ 381,865  $  59,374   $ 46,815    $     -  $ 488,054
Depreciation, depletion and
  amortization                  $   6,981  	$   5,204	   $	  7,209    $ 2,268  $  21,662
Operating income                $ 	 34,302  	$   6,546   $	  8,624    $(7,401) $  42,071

1999
----
Revenues		                        $ 357,278  $  54,511   $	 25,269    $     -  $ 437,058
Depreciation, depletion and
  amortization	                  	$   5,796  $   4,342   $  4,801    $ 1,880  $  16,819
Operating income                	$  26,747  	$  12,121   $	  5,002    $(5,528)	 $  38,342

1998
----
Revenues		                        $ 317,570  $       -   $	 15,490    $     -  $ 333,060
Depreciation, depletion and
  amortization	                  $   5,624  	$       -   $	  5,144    $ 1,345  $  12,113
Operating income                $  17,369  		$       -   $	  2,152    $(2,830) $  16,691

-----------------------------------------------------------------------------

     The Company's external revenues by product for the three fiscal years ended December 31, 2000 are as follows:
	                                             2000        1999        1998
                                        ---------   ---------    --------
     Aggregates (sand, gravel, crushed
      stone and railroad ballast)	       $ 112,543   $  98,976   $  54,723
     Asphalt	                               79,422      78,443      57,862
     Ready mix concrete                   	282,902     250,874     209,843
     Other	                                 13,187       8,765      10,632
                                        ---------   ---------    --------
     Total revenue                      	$ 488,054   $ 437,058   $ 333,060
                                        =========   =========   =========

     All operations and long-lived assets are in the United States.


                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (in thousands, except per share data)

15.  Other Comprehensive Income (Loss):

     Other comprehensive income (loss) consisted of the following:

                                                     Tax
	                                                  (Expenses)
                                    Before Tax    Or Benefit     After Tax
                                    ----------    ----------     ---------
2000:
Unrealized holding losses arising
  during the period	                 $      (2)    $        1     $      (1)
Minimum pension liability adjustment        	-              -             -
                                    ---------     ----------     ----------
Other comprehensive loss            $      	(2)    $        1     $      (1)
                                    ==========    ==========     ==========
1999:
Unrealized holding losses arising
  during the period                 $ 	    (40)    $       15     $     (25)
Minimum pension liability adjustment      	742           (260)          482
                                    ---------     ----------     ----------
Other comprehensive income          $ 	    702     $     (245)    $     457
                                    ==========    ==========     ==========
1998:
Unrealized holding losses:
 Unrealized holding losses arising
  during the period                 	$      11     $       (4)    $       7
  Plus reclassification adjustment
   for gains realized in  net earnings	    (24)             9           (15)
                                    ---------     ----------     ----------
Net unrealized losses                     	(13)             5            (8)
Minimum pension liability adjustment      	(91)            32           (59)
                                    ---------     ----------     ----------
Other comprehensive loss            	$    (104)   $        37     $     (67)
                                    ==========    ==========     ==========






















                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (in thousands, except per share data)

15.   Other Comprehensive Income (Loss), (Continued):

      Accumulated other comprehensive income (loss) consisted of the following:

                                                           Current
                                           Beginning        Year        Ending
                                            Balance        Change      Balance
                                           --------        --------    -------
2000:
Unrealized holding gain on securities	       $     1        $    (1)    $   -
Minimum pension liability adjustment              	-              -         -
                                           --------        --------    ------
Accumulated other comprehensive income(loss)$  	   1        $    (1)    $   -
                                           ========        ========    ======
1999:
Unrealized holding gain on securities       	$    26        $   (25)    $   1
Minimum pension liability adjustment           	(482)           482         -
                                           --------        --------    ------
Accumulated other comprehensive (loss)income	$  (456)       $   457     $   1
                                           ========        ========    ======
1998:
Unrealized holding gain on securities	       $    34        $    (8)    $  26
Minimum pension liability adjustment           	(423)           (59)     (482)
                                           --------        --------    ------
Accumulated other comprehensive loss        $  	(389)       $   (67)    $(456)
                                           ========        ========    ======


16.  Operating Leases:

     The Company leases mineral properties, buildings and certain equipment under non-cancelable operating lease agreements. Total rent expense was $10,383, $12,292 and $11,625 in 2000, 1999, and 1998, respectively.
     Future minimum lease commitments are as follows:

	                    2001                $     8,861
	                    2002                      7,889
	                    2003                      6,783
	                    2004                      5,755
	                    2005                      4,663
	                    Thereafter               23,181
                                        -----------
	                                        $    57,132











                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (in thousands, except per share data)

17.  Selected Quarterly Financial Information (unaudited)

	                             First         Second         Third    Fourth
                           Quarter         Quarter       Quarter   Quarter
                           -------         -------       -------   -------
2000
	  Revenues                 $ 99,540        $ 127,931     $ 132,342 $ 128,241
	  Operating income         $  4,353        $  11,345     $  13,285 $  13,088
	  Net income               $  3,032        $   7,350     $   8,601 $   8,069
	  Basic and diluted
   earnings per share      	$   0.08        $    0.20     $    0.24 $    0.22
1999
	  Revenues                 $ 99,488       $  109,259     $ 113,740 $ 114,571
	  Operating income         $  6,056       $    6,029     $  11,547 $  14,710
	  Net income               $  3,876       $    4,321     $   7,372 $  10,259
	  Basic and diluted
   earnings per share      	$   0.11       $     0.12     $    0.20 $    0.28

18.  Other Matters:

     The Company is involved in various lawsuits and claims incidental to its business. Management believes that any resulting liability should not materially affect the Company's financial position, future results of operations or cash flows.

      Separation Agreement

     The Separation Agreement generally defines the relationship between KMC and PKS after the Spin-off, including the allocation of certain risks and responsibilities between KMC and PKS after the Spin-off, and contains short-term arrangements relating to the provision of certain administrative services and the lease of office space by PKS to KMC.

     The Separation Agreement provides that each of KMC and PKS will indemnify the other with respect to breaches of the Separation Agreement and with respect to the activities of each of their subsidiary business groups, except as specifically provided under the Tax Sharing Agreement described below. The cross-indemnities are intended to allocate financial responsibility for liability arising out of the historical and future business of the construction business to PKS, and financial responsibility for liabilities arising out of the historical and future business of the materials business to KMC.













                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (in thousands, except per share data)


18.  Other Matters, Continued:


      Tax Sharing Agreement

     The Tax Sharing Agreement defines the rights and obligations of KMC and PKS with respect to deficiencies and refunds of federal, state and other taxes relating to their respective operations for tax years ending on or before (or tax years including) the Spin-off and with respect to certain tax attributes of KMC and PKS both before and after the Spin-off. The Tax Sharing Agreement also specifies the parties' respective obligations in connection with any audit or investigation concerning any federal, state or other taxes or in the event that the Spin-off is subsequently determined not to qualify, in whole or in part, as a tax-free transaction for U.S. federal income tax purposes. In general, under the Tax Sharing Agreement, KMC and PKS will be responsible for paying the taxes that are allocable to their respective operations.

      Letters of Credit

     It is customary in the Company's industry to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of the Company in accordance with specified terms and conditions. As of December 31, 2000, the Company has one outstanding letter of credit of $665.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None

                                   PART III

          The information required by Part III is incorporated by reference to the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2001. However, certain information is set forth in Item 4 "Executive Officers of the Registrant" above.

Item 10.    Directors and Executive Officers of the Registrant.

Item 11.    Executive Compensation.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Item 13.    Certain Relationships and Related Transactions.




Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

            (a) The following documents are filed as part of this report:

            1. Consolidated Financial Statements as of December 31, 2000 and December 25, 1999 and for the three fiscal years ended December 31, 2000.
          Report of Independent Accountants dated March 5, 2001 of PricewaterhouseCoopers LLP
          Consolidated Balance Sheets
          Consolidated Statements of Earnings
          Consolidated Statements of Changes in Redeemable Common Stock and Comprehensive Income
          Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements

      2. Financial Statement Schedules for the three fiscal years ended December 31, 2000:

          II - Valuation and Qualifying Accounts and Reserves

          Schedules not indicated above have been omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements or the notes thereto.

      3. Exhibits required by Item 601 of Regulation S-K. Exhibits incorporated by reference are indicated in parentheses:

   Exhibit
   Number      Description
   -------     -----------

     3.1	       Restated Certificate of Incorporation, effective July 28, 2000
               (Incorporated by reference to Exhibit 3.1 to Amendment No. 5 to
               Kiewit Materials Company's Registration Statement on Form 10,
               filed with the Securities and Exchange Commission on September
               15, 2000)

     3.2       	Amended and Restated By-laws, effective July 28, 2000
               (Incorporated by reference to Exhibit 3.2 to the Amendment No. 5 to Kiewit Materials Company's Registration Statement on Form 10, filed with the Securities and Exchange Commission on September 15, 2000).

     4.1	       Indenture, dated as of September 14, 2000, by and between
               Kiewit Materials Company and UMB Bank, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30,
               2000).

     4.2	       Form of Series 2000A Convertible Debentures due October 31,
               2010 of Kiewit Materials Company. (Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2000).

     4.3       	Form of Series 2000B Convertible Debentures due October 31,
               2010 of Kiewit Materials Company. (Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2000).

     4.4       	Form of Series 2000C Convertible Debentures due October 31,
               2010 of Kiewit Materials Company. (Incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report of Form 10-Q, for the quarter ended June 30, 2000).

     4.5	       Form of Series 2000D Convertible Debentures due November 30,
               2010 of Kiewit Materials Company (Incorporated by reference to
               Exhibit 4.4 to the Company's Registration Statement on Form S-8
               filed October 13, 2000).

     4.6	       Form of Repurchase Agreement for Convertible Debentures
               (Incorporated by reference to Exhibit 4.15 to Amendment No. 4 to the Company's and Kiewit's Joint Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 8, 2000).

     21	        List of Subsidiaries of the Company.

    (b) No reports on Form 8-K have been filed during the last quarter of 2000.

















































                       Report of Independent Accountants



The Board of Directors and Stockholders
Kiewit Materials Company



Our audits of the consolidated financial statements referred to in our report dated March 5, 2001 appearing on page 12 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




    /s/ PricewaterhouseCoopers LLP
--------------------------
PricewaterhouseCoopers LLP


Omaha, Nebraska
March 5, 2001



































                                                                   Schedule II


                Valuation and Qualifying Accounts and Reserves



                                       Addition	   Amounts
                              Balance  Charged to Charged           Balance
                             Beginning  Costs and    to              End of
(dollars in thousands)	       Of Period  Expenses  Reserves   Other   Period
---------------------------------------------------------------------------


Year ended December 31, 2000
----------------------------

Allowance for doubtful trade
  accounts	                   $    994   $    739  $   (309)  $    - $  1,424

Reserves:
  Insurance claims	           $  6,777   $   (641) $   (843)  $    - $  5,293

Year ended December 25, 1999
----------------------------

Allowance for doubtful trade
   Accounts                  	$    780   $    447  $   (233)  $    - $    994

Reserves:
  Insurance claims	           $  5,626   $  2,370  $ (1,219)  $    - $  6,777

Year ended December 26, 1998
----------------------------

Allowance for doubtful trade
   accounts	                  $    785   $     42  $    (47)  $    - $    780

Reserves:
  Insurance claims           	$  4,834   $  2,030  $ (1,238)  $    - $  5,626
----------------------------------------------------------------------------











                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2001.

                                             KIEWIT MATERIALS COMPANY

                                             By: /s/ Donald E. Bowman
                                                ------------------------
                                                Donald E. Bowman
                                                Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


Name                               Title                            Date
----                               -----                            ----
/s/ Christopher J. Murphy
--------------------------    President, Chief Executive      March 29, 2001
Christopher J. Murphy         Officer and Director
                              (Principal Executive Officer)

/s/ Donald E. Bowman
--------------------------    Vice President and Chief        March 29, 2001
Donald E. Bowman              Financial Officer
                              (Principal Executive Officer)

/s/ Todd A. Freyer
--------------------------    Controller                      March 29, 2001
Todd A. Freyer                (Principal Executive Officer)

/s/ Richard W. Colf
--------------------------    Director                        March 29, 2001
Richard W. Colf

/s/ Bruce E. Grewcock
--------------------------    Director                        March 29, 2001
Bruce E. Grewcock

/s/ William L. Grewcock
--------------------------    Director                        March 29, 2001
William L. Grewcock

/s/ Richard Geary
--------------------------    Director                        March 29, 2001
Richard Geary

/s/ James Goodwin
--------------------------    Director                        March 29, 2001
James Goodwin

/s/ Walter Scott, Jr.
--------------------------    Director                        March 29, 2001
Walter Scott, Jr.

/s/ Kenneth E. Stinson
--------------------------    Chairman of the Board of        March 29, 2001
Kenneth E. Stinson            Directors

Exhibit 21.  List of Subsidiaries of the Company.


Subsidiary                                    State of Organization
----------                                    ---------------------
Fort Calhoun Stone Company                             DE
Guernsey Stone Company                                 WY
Kiewit Materials Leasing L.L.C.                        DE
Northwest Materials Holding Company                    DE
Pacific Rock Products, L.L.C.                          WA
Pacific Rock Products Trucking, L.L.C.                 WA
Quality Ready Mix, Inc.                                AZ
Solano Concrete Co., Inc.                              CA
Tanner Companies (Yuma) Inc.                           DE
Twin Mountain Rock Company                             NM
United Metro Materials Inc.                            AZ
Western Equipment Co.                                  AZ