Form 10-Q
period 2001-03-31
KIEWIT MATERIALS CO
filed 2001-05-11
CIK 1102755

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        Commission file number
          March 31, 2001                         000-29619

                          KIEWIT MATERIALS COMPANY
           (Exact name of registrant as specified in its charter)

       Delaware                                    47-0819021
(State of Incorporation)              (I.R.S. Employer Identification No.)

   Kiewit Plaza, Omaha Nebraska                        68131
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

      The number of shares outstanding of each of the registrant's classes of common stock as of May 11, 2001:


          Title of Class                       Shares Outstanding
    Common Stock, $0.01 par value                   36,279,655






















                        KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                                 Table of Contents

                                                                         Page
-----------------------------------------------------------------------------

                          PART I - FINANCIAL INFORMATION
                          ------------------------------

Item 1.    Financial Statements.

           Consolidated Condensed Balance Sheets as of March 31, 2001 and
               December 31, 2000                                            1
           Consolidated Condensed Statements of Earnings for the three
               months ended March 31, 2001 and 2000                         2
           Consolidated Condensed Statements of Cash Flows for the three
               months ended March 31, 2001 and 2000                         3
           Notes to Consolidated Condensed Financial Statements             4

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                  10

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.      12


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.                               13

Signatures                                                                 14

Index to Exhibits                                                          15
-----------------------------------------------------------------------------






















KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

                                              March 31,          December 31,
                                                2001                 2000
(in thousands, except share data)           (unaudited)
-----------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents                  $  77,317            $  68,286
    Receivables, less allowance of
      $1,597 and $1,424                           63,754              67,575
    Inventories                                   14,778              14,121
    Deferred income taxes                          3,813               3,625
    Other                                          4,140               3,146
                                               ---------            ---------
Total current assets                             163,802             156,753
Property, plant and equipment,
  less accumulated depreciation
  of $114,574 and $111,257                       139,446              138,497
Goodwill, less accumulated amortization
  Of $8,061 and $7,413                            58,276               58,924
Intangible and other assets                       20,059               20,234
                                               ---------            ---------
Total assets                                   $ 381,583            $ 374,408
Liabilities and Redeemable Common Stock        =========            =========
Current liabilities:
   Accounts payable                            $  32,822            $  26,623
   Accounts payable with affiliates	              11,873               14,890
                                               ---------            ---------
   Total accounts payable                         44,695               41,513

   Current portion of long-term debt               1,531                1,112
   Accrued payroll and payroll taxes               5,059                6,824
   Accrued insurance costs                         5,532                5,293
   Income taxes payable                            3,593                1,964
   Other                                           3,203                4,106
                                               ---------             --------
Total current liabilities                         63,613               60,812

Long-term debt, less current portion               3,213                3,779
Convertible debentures                             8,063                8,075
Deferred income taxes                             13,247               12,528
Other liabilities                                    360                  789
Minority interest                                    431                  414
                                               ---------             --------
Total liabilities                                 88,927               86,397
                                               ---------             --------

Preferred Stock, par $.01; 10 million shares
  authorized, no shares issued                         -                    -

Redeemable Common Stock ($285 million
  aggregate redemption value):
  Common Stock, par $.01; and 100 million shares
  authorized, 36,296,855 and 36,463,482 issued
  and outstanding                                    363                  365
  Additional paid-in capital                     176,303              177,490
  Retained earnings                              115,990              110,156
                                                 -------              -------
Total redeemable common stock                    292,656              288,011
                                                 -------              -------
Total liabilities and redeemable common stock   $381,583             $374,408
                                                ========             ========
-----------------------------------------------------------------------------
     See accompanying notes to consolidated condensed financial statements.















































                    KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                  Consolidated Condensed Statements of Earnings
                                 (unaudited)




                                                      Three Months Ended
                                                            March 31,
                                                 ----------------------------
(in thousands)                                      2001                 2000
-----------------------------------------------------------------------------

Revenue                                        $ 111,784           $  95,409
Revenue from affiliates                            1,177               3,022
                                                 -------             -------
Total revenue                                    112,961              98,431

Cost of revenue                                  (92,316)            (83,011)
Depreciation, depletion and amortization          (5,689)             (4,675)
                                                 -------             -------
Gross profit                                      14,956              10,745

General and administrative expenses               (6,217)             (6,392)
                                                 -------             -------
Operating earnings                                 8,739               4,353
                                                 -------             -------

Other income (expense):
  Investment income                                1,238               1,448
  Interest expense                                  (255)               (731)
  Other, net                                          30                  56
                                                 -------             -------
Total other income (expense)                       1,013                 773
                                                 -------             -------
Earnings before income taxes and minority
  interest                                         9,752               5,126
Minority interest in net earnings of
  subsidiaries                                       (17)                (57)
Provision for income taxes                        (3,901)             (2,037)
                                                 -------             -------

Net earnings                                    $  5,834            $  3,032
                                                 =======             =======

Net earnings per share:
  Basic and diluted                             $    .16            $    .08
                                                 =======             =======
----------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.






                    KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows
                                  (unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                 ---------------------------
(in thousands)                                      2001               2000
----------------------------------------------------------------------------

Cash flows from operations:
  Net cash provided by operations                 $  15,663        $  15,755
                                                    -------          -------

Cash flows from investing activities:
  Proceeds from sales of property,
    plant and equipment                               1,390              211
  Capital expenditures                               (6,685)          (6,433)
  Acquisitions, net of cash acquired                      -          (30,880)
                                                     -------          -------
  Net cash used in investing activities              (5,295)         (37,102)
                                                     -------          -------

Cash flows from financing activities:
  Payments on long-term debt                           (147)            (133)
  Repurchases of common stock                        (1,190)               -
  Contributions from former parent                        -             (175)
                                                     -------          -------
    Net cash used in financing activities            (1,337)            (308)
                                                     -------          -------

Net increase (decrease) in cash and cash
  equivalents                                         9,031          (21,655)

Cash and cash equivalents at beginning of period     68,286           72,330
                                                     -------          -------

Cash and cash equivalents at end of period        $  77,317        $  50,675
                                                   ========         ========
-----------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.













                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

1.   Organization:

     Kiewit Materials Company ("KMC") was formed on February 2, 1999 as a wholly owned subsidiary of Peter Kiewit Sons', Inc. ("PKS"). The consolidated condensed financial statements include the accounts of KMC and its subsidiaries (collectively, the "Company"). KMC's subsidiaries represent several affiliated operating corporations under common ownership, each of which is engaged in an aspect of the materials business, that were combined (the "Combination") on March 1, 1999 through a series of non-monetary contributions from PKS. On September 30, 2000, KMC became an independent company when PKS spun off its materials businesses in a tax-free transaction (the "Spin-off").

     The Combination has been accounted for at historical cost in a manner similar to a pooling of interests. All significant intercompany transactions have been eliminated in consolidation.

2.   Basis of Presentation:

     Subsequent to the Spin-off, the consolidated condensed financial statements include the accounts and operations of the Company on a stand-alone basis. PKS and the Company have entered into a number of agreements to facilitate the transition of the Company to an independent business enterprise.

     Prior to the Spin-off, the consolidated condensed financial statements reflect the assets, liabilities, revenues and expenses that were directly related to the Company as they were operated within PKS. Where assets and liabilities were not specifically identifiable to any particular business of PKS, only those assets and liabilities transferred to the Company are included in the Company's consolidated balance sheets. Regardless of the allocation of these assets and liabilities, however, the Company's consolidated condensed statements of earnings include all of the related costs of doing business including an allocation of certain general corporate expenses of PKS which were not directly related to the Company including costs for information technology, finance, legal, and corporate executive. These allocations were based on a variety of factors including, for example, personnel, space, time and effort and sales volume. Management believes these allocations were made on a reasonable basis.

     The financial information included herein for periods prior to the Spin-off may not necessarily be indicative of the financial position, results of operations or cash flows of the Company if it had been a separate, independent company during the periods prior to the Spin-off.

     The consolidated balance sheet of the Company at December 31, 2000 has been condensed from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations for the periods presented. The consolidated condensed financial statements should be read in conjunction with the consolidated
                    KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
                      (in thousands, except per share data)

2.   Basis of Presentation: (continued)

financial statements and the notes thereto included in the Company's Annual Report on Form 10K filed with the Securities and Exchange Commission on March 29, 2001.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

3.   Separation of KMC:

     On September 30, 2000, PKS management separated PKS's construction business and materials business into two separate, independent companies by distributing shares of common stock of KMC it then held as a dividend on a pro rata basis to PKS stockholders in the Spin-off. PKS stockholders received one share of KMC common stock for each share of PKS common stock they held on the record date.

     In connection with the Spin-off, KMC and PKS entered into various agreements including a Separation Agreement and a Tax Sharing Agreement.

     The Separation Agreement provides for the allocation of certain risks and responsibilities between KMC and PKS and for cross-indemnifications that are intended to allocate financial responsibility to PKS for liabilities arising out of the construction business and to allocate to KMC liabilities arising out of the materials business.

     Under the Tax Sharing Agreement, with respect to periods, or portions thereof, ending on or before the Spin-off, KMC and PKS generally will be responsible for paying the taxes relating to such returns, including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities, that are allocable to the materials businesses and construction businesses, respectively. The Tax Sharing Agreement also provides that KMC and PKS will indemnify the other from certain taxes and expenses that would be assessed if the Spin-off were determined to be taxable, but solely to the extent that such determination arose out of the breach by KMC or PKS, respectively, of certain representations made to the Internal Revenue Service in connection with the private letter ruling issued with respect to the Spin-off.

4.   Earnings Per Share:

     Basic earnings per share have been computed using the weighted average number of shares outstanding during each period. Diluted earnings per share gives effect to convertible debentures considered to be dilutive common stock equivalents. The potentially dilutive convertible debentures are calculated

                    KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
                      (in thousands, except per share data)

4.   Earnings Per Share: (continued)

in accordance with the "if converted" method. This method assumes that the after-tax interest expense associated with the debentures is an addition to income and the debentures are converted into equity with the resulting common shares being aggregated with the weighted average shares outstanding.

     Earnings per share, as presented in the Consolidated Condensed Statements of Earnings was calculated as if the 36,343,869 common shares issued in connection with the Spin-off were outstanding for all periods prior to the Spin-off.

                                                      Three Months Ended
                                                           March 31,
                                                 ---------------------------
                                                   2001                2000
----------------------------------------------------------------------------
Net earnings available to common
  stockholders                                   $   5,834        $   3,032
Interest expense, net of tax effect,
  associated with convertible debentures                91                -
                                                   -------          -------
Net earnings for diluted shares                  $   5,925        $   3,032
                                                 =========        =========
Total number of weighted average shares
  outstanding used to compute basic earnings
  per share                                         36,357           36,344
Additional dilutive shares assuming
  conversion of convertible debentures               1,158                -
                                                   -------          -------
Total number of shares used to compute
  diluted earnings per share                        37,515           36,344
                                                 =========        =========
Net earnings
  Basic and diluted earnings per share           $     .16        $     .08
                                                 =========        =========

5.   Inventories:

     Inventories consist of the following:

                                              March 31,         December 31,
                                                2001               2000
                                              --------          -----------
Raw materials                                $  13,246            $  12,142
Other                                            1,532                1,979
                                              --------          -----------
Total inventories                            $  14,778            $  14,121
                                             =========            =========
---------------------------------------------------------------------------


                    KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
                      (in thousands, except per share data)

6.   Intangible and Other Assets

     Intangible and other assets consist of the following:

                                              March 31,         December 31,
                                                2001               2000
                                              --------          -----------

Intangible assets, net of accumulated
  amortization of $1,536 and $1,363          $  15,282            $  15,454
Land option                                      2,000                2,000
Notes receivable                                 2,400                2,403
Other                                              377                  377
                                              --------          -----------
Total intangible and other assets            $  20,059            $  20,234
                                             =========            =========
---------------------------------------------------------------------------

7.   Comprehensive Income:

     Comprehensive income includes net earnings and unrealized gains (losses) on securities and minimum pension liability adjustments.

     Comprehensive income for the three months ended March 31, 2001 and 2000 was as follows:

                                                      Three Months Ended
                                                           March 31,
                                                 ---------------------------
                                                   2001                2000
                                                 ---------------------------
Net earnings                                     $   5,834        $   3,032
Other comprehensive income
  (loss), before tax:
Unrealized losses
  arising during period                                  -               (1)
                                                 ---------      -----------
Comprehensive income                             $   5,834        $   3,031
                                                 =========        =========
---------------------------------------------------------------------------

8.   Segment Reporting:

     The Company has four operating segments: Arizona Operations, Pacific Northwest Operations, Northern California Operations and Quarries Operations, which represent separately managed strategic business units that have different marketing strategies. Arizona Operations derives its revenue from the sale of aggregates, ready-mix, asphalt and paving operations. The Pacific Northwest Operations and Northern California Operations derive their revenues from the sale of aggregates, ready-mix and asphalt. Quarries Operations derives its revenue from the sale of aggregates. Arizona and

                    KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
                      (in thousands, except per share data)

Pacific Northwest Operations met the requirements of quantitative thresholds and are being disclosed as reportable operating segments. Other Operations includes the Northern California and Quarries Operations. Corporate Operations include KMC operations and reconciling items for amortization, management fees for corporate overhead and consolidation entries which collectively are not reported to the chief operating decision maker.

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

                                     Pacific
                        Arizona     Northwest    Other     Corporate
                      Operations   Operations  Operations  Operations  Total
----------------------------------------------------------------------------
Three months ended March 31, 2001
Revenues              $   92,611   $    9,988  $   10,362  $      - $ 112,961
Depreciation, deple-
  tion and amortiza-
  tion                $    2,547   $    1,317  $    1,004  $    821 $   5,689
Operating income
  (loss)              $    9,355   $      (12) $    1,294  $ (1,898)$   8,739

Three months ended March 31, 2000
Revenues              $   80,213   $   10,186  $    8,032  $      - $  98,431
Depreciation, deple-
  tion and amortiza-
  tion                $    2,248   $    1,266  $      564  $    597 $   4,675
Operating income
  (loss)              $    4,474   $      225  $    1,499  $ (1,845)$   4,353

     The Company's external revenues by product for the three months ended March 31, 2001 and 2000 are as follows:

                                                       2001           2000
                                                   ----------      ----------

Aggregates (sand, gravel, crushed stone
  and railroad ballast)                            $   24,670      $   21,623
Asphalt                                                17,296          12,766
Ready mix concrete                                     67,059          61,292
Other                                                   3,936           2,750
                                                    ---------       ---------
Total revenue                                      $  112,961      $   98,431
                                                   ==========      ==========


9.   Acquisitions:

     On January 3, 2000, the Company acquired 100% of the outstanding common stock and related assets of Solano Concrete Co., Inc., a materials operation operating in the Northern California area, for $30,880. The acquisition was accounted for by the purchase method of accounting. Identifiable intangible assets related to this purchase of $15,448 are being amortized over their useful life of 27.5 years. There was no goodwill related to this transaction.

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

     The following pro forma financial information assumes the aforementioned acquisitions occurred at the beginning of 2000. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 2000, or the results which may occur in the future:

                                                      Three Months Ended
                                                           March 31,
                                                 ---------------------------
                                                   2001                2000
                                                 ---------------------------

Revenue                                          $ 112,961        $ 101,150

Net earnings                                     $   5,834        $   3,130

Net earnings per share:
  Basic and diluted                              $     .16        $     .09

---------------------------------------------------------------------------

10.  Other Matters:

     The Company is involved in various lawsuits and claims incidental to its business. Management believes that any resulting liability, beyond that provided, should not materially affect the Company's future financial position, results of operations or cash flows.

11.  Subsequent Event:

     On April 11, 2001, the Company entered into a Purchase Agreement to acquire certain real property and other assets in Arizona for a purchase price of $11.7 million. The Purchase Agreement provides that the Company may terminate the transaction without any liability at any time on or prior to May 18, 2001.





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

     On September 30, 2000, Peter Kiewit Sons', Inc. ("PKS") management separated PKS's construction business and materials business into two separate, independent companies by distributing shares of common stock of Kiewit Materials Company ("KMC") to PKS stockholders in a tax-free transaction (the "Spin-off"). Prior to the completion of the share exchange, the debenture exchange offer and the Spin-off described below, KMC was a wholly owned subsidiary of PKS.

     On August 15, 2000, PKS commenced a share exchange in which it offered PKS stockholders who were KMC employees the opportunity to exchange their shares of PKS common stock for shares of KMC common stock with an equal aggregate formula price. The share exchange expired September 14, 2000. In the share exchange, KMC employees collectively exchanged 1,081,226 shares of PKS common stock, representing 100% of the shares of PKS common stock collectively owned by them and 3.24% of the total issued and outstanding PKS common stock on September 14, 2000. For each share of PKS common stock tendered, KMC employees received 2.85 shares of KMC common stock. KMC employees who participated in the share exchange collectively received 3,081,646 shares of KMC common stock, representing 8.48% of the issued and outstanding KMC common stock on September 15, 2000.

     On August 15, 2000, PKS also commenced a debenture exchange offer in which it offered the holders of its outstanding convertible debentures the opportunity to exchange their debentures for (1) KMC debentures convertible into shares of KMC common stock, or (2) both shares of KMC common stock and new reduced principal amount PKS debentures convertible into shares of PKS common stock. In the debenture exchange offer, PKS debentureholders collectively exchanged $13,095,000 principal amount original PKS debentures for (1) $670,000 aggregate principal amount KMC debentures, and (2) both 973,383 shares of KMC common stock and $5,475,045 principal amount new PKS debentures.

     On September 30, 2000, PKS distributed the shares of KMC common stock it then held as a dividend on a pro rata basis to holders of PKS common stock in the Spin-off. The record date for the Spin-off dividend was the close of business on September 15, 2000. PKS stockholders received one share of KMC common stock for each share of PKS common stock they held on the record date.


     Upon completion of the Spin-off, PKS no longer had any interest in its materials operations. The materials operations are owned and operated solely by KMC. The Spin-off has not and is not expected to adversely impact KMC's equity, revenue or net income. Current cash flows are expected to be sufficient to fund current operations. KMC's ability to execute its future growth strategy will, however, be dependent upon its ability to continue to obtain borrowings on terms deemed appropriate.

Results of Operations - First Quarter 2001 vs. First Quarter 2000

     Revenue. Revenue increased $15 million to $113 million in the first quarter of 2001 as compared to $98 million in the first quarter of 2000. Revenue from Arizona Operations increased $12 million, primarily due to higher unit sales of aggregates, ready mix concrete and asphalt. This segment also benefited from higher average asphalt selling prices as they become more selective in supplying the market in an effort to improve gross profit margins. Revenue from Pacific Northwest Operations was essentially unchanged between the two time periods as a 27% decline in aggregate unit volumes was offset by higher sales quantity of asphalt and ready mix concrete products. Higher average selling prices for aggregates, ready mix concrete and asphalt further contributed to this segment's revenues. Other Operations increased $2 million as revenue produced from 2000 acquisitions compensated for unit sales declines occurring from quarries located in Wyoming.

     Gross Profit. Gross profit margins increased to 13% in the first quarter of 2001 from 11% in the first quarter of 2000. Gross profit for the Arizona Operations increased largely due to improved asphalt margins as a result of higher average selling prices. Gross profit margins for both Pacific Northwest Operations and Other Operations declined. Pacific Northwest Operations margins were adversely affected by the decrease in aggregate sales. Other Operations profit margins were adversely affected as customer scheduling requirements at quarries located in Wyoming resulted in decreased aggregate sales.

     General and Administrative. General and administrative expenses decreased $0.2 million in the first quarter of 2001 when compared to the first quarter of 2000. Cost efficiency measures at the Arizona Operations and Pacific Northwest Operations were responsible for slight decreases at these segments. Other Operations expenses increased slightly as a result of increased unit volumes occurring at an operation acquired in 2000. Corporate Operations experienced an increase due to ongoing costs related to becoming an independent company in September 2000.

     Other Income and Expenses. Other income increased $0.2 million in the three months of 2001 when compared to the same time period in 2000. The increase was attributable to higher invested cash balances in 2001 that generated greater investment income.

     Provision for Income Taxes. The income tax rates for the first three months of 2001 and 2000 were 40%. Income taxes differ from the federal statutory rate primarily because of state income taxes and percentage depletion.




Financial Condition - March 31, 2001
------------------------------------

     Cash and cash equivalents increased $9 million to $77 million at March 31, 2001 from $68 million at December 31, 2000. The increase reflects cash provided from operations of $16 million less cash used of $5 million in investing activities and $1 million used in financing activities.

     Net cash provided by operations was unchanged at $15 million for the two time periods. Increased cash provided of $3 million from higher net income and $1 million from greater depreciation, depletion and amortization was offset by an overall increase in working capital requirements.

     Net cash used in investing activities in the first three months of 2001 decreased $32 million as compared to the first three months of 2000. The decrease in acquisitions of $31 million was largely responsible for the change.

     Net cash used in financing activities increased $1 million in 2001 as compared to the first quarter of 2000. Repurchases of common stock was the reason for the increase in cash used.

     KMC believes that its current cash position together with anticipated cash flows from operations will be sufficient for the working capital and equipment replacement requirements of KMC for the next twelve months.
KMC does not have any established credit facilities. At March 31, 2001, KMC had $13 million of notes payable and convertible debentures payable. Further, KMC does not currently intend to pay any cash dividends.

     KMC intends to pursue a business plan to grow through acquisitions that will require capital that is in addition to ongoing operational requirements. While historically KMC has received contributions from PKS to fund a portion of acquisitions, KMC believes that cash on hand at the time of the Spin-off, cash generated by operations, and the ability to borrow funds will allow KMC to make investments in connection with future acquisitions. Ultimate growth strategy capital requirements will largely depend on the number of acquisition candidates, the cost of the acquisitions, and the level of success KMC has in completing these transactions. Should KMC be unable to obtain any necessary funds from borrowings on terms deemed appropriate, KMC would be limited in its ability to fully execute its growth strategy. While KMC believes its growth strategy to be important in enhancing shareholder value, KMC does not believe that the inability to fully pursue it would have a material adverse impact on current operations, financial condition or liquidity.

New Accounting Pronouncement.

     In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and for hedging activities. This statement as amended, is effective for all fiscal years beginning after September 15, 2000. The adoption of this statement on January 1, 2001 had no impact on our financial statements as KMC has no derivative instruments or hedging activities.



Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

     KMC does not believe that its business is subject to significant market risks arising from interest rates, foreign exchange rates or equity prices.





















































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

        (b) No reports on Form 8-K have been filed during the first quarter of 2001.


















































                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           KIEWIT MATERIALS COMPANY

                                           /s/ Donald E. Bowman
Date:                                     -------------------------------
                                          Donald E. Bowman
                                          Vice President, Chief Financial
                                          Officer












































                            KIEWIT MATERIALS COMPANY

                              INDEX TO EXHIBITS


         Exhibit
         Number     Description
         --------   -----------

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