Form 10-Q
period 2001-06-30
KIEWIT MATERIALS CO
filed 2001-08-13
CIK 1102755

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        Commission file number
          June 30, 2001                         000-29619

                          KIEWIT MATERIALS COMPANY
           (Exact name of registrant as specified in its charter)

       Delaware                                    47-0819021
(State of Incorporation)              (I.R.S. Employer Identification No.)

   Kiewit Plaza, Omaha Nebraska                        68131
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

      The number of shares outstanding of each of the registrant's classes of common stock as of August 13, 2001:


          Title of Class                       Shares Outstanding
    Common Stock, $0.01 par value                   36,278,239






















                    KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                                 Table of Contents

                                                                         Page
-----------------------------------------------------------------------------

                          PART I - FINANCIAL INFORMATION
                          ------------------------------

Item 1.    Financial Statements.

           Consolidated Condensed Balance Sheets as of June 30, 2001 and
               December 31, 2000                                            1
           Consolidated Condensed Statements of Earnings for the three
               and six months ended June 30, 2001 and 2000                  2
           Consolidated Condensed Statements of Cash Flows for the six
               months ended June 30, 2001 and 2000                          3
           Notes to Consolidated Condensed Financial Statements             4

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                  11

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.      15


PART II - OTHER INFORMATION
                           ---------------------------

Item 4.    Submission of Matters to a Vote of Security Holders.            16

Item 6.    Exhibits and Reports on Form 8-K.                               16

Signatures                                                                 18

Index to Exhibits                                                          19
-----------------------------------------------------------------------------




















KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

                                              June 30,          December 31,
                                                2001                 2000
(in thousands, except share data)           (unaudited)
-----------------------------------------------------------------------------
Assets

Current assets:
    Cash and cash equivalents                  $  75,713            $ 68,468
    Receivables, less allowance of
      $1,753 and $1,424                           72,068              67,556
    Inventories                                   14,904              14,126
    Deferred income taxes                          4,026               3,625
    Other                                          4,772               3,176
                                               ---------            ---------
Total current assets                             171,483             156,951
Property, plant and equipment,
  less accumulated depreciation
  of $117,471 and $111,982                       142,395              139,005
Goodwill, less accumulated amortization
  Of $8,710 and $7,413                            57,627               58,924
Intangible and other assets                       20,200               20,234
                                               ---------            ---------
Total assets                                   $ 391,705            $ 375,114
                                               =========            =========

Liabilities and Redeemable Common Stock

Current liabilities:
   Accounts payable                            $  29,174            $  26,632
   Accounts payable with affiliates               13,701               14,908
                                               ---------            ---------
   Total accounts payable                         42,875               41,540

   Current portion of long-term debt               1,349                1,112
   Accrued payroll and payroll taxes               6,312                6,824
   Accrued insurance costs                         5,832                5,293
   Income taxes payable                            4,611                1,964
   Other                                           3,061                4,112
                                               ---------             --------
Total current liabilities                         64,040               60,845

Long-term debt, less current portion               2,083                3,779
Convertible debentures                             8,054                8,075
Deferred income taxes                             13,789               12,528
Other liabilities                                    404                  789
Minority interest                                  1,145                1,087
                                               ---------             --------
Total liabilities                                 89,515               87,103
                                               ---------             --------

Preferred Stock, par $.01; 10 million shares
  authorized, no shares issued                         -                    -

Redeemable Common Stock ($284 million
  aggregate redemption value):
  Common Stock, par $.01; and 100 million shares
  authorized, 36,191,599 and 36,463,482 issued
  and outstanding                                    362                  365
  Additional paid-in capital                     175,357              177,490
  Retained earnings                              126,471              110,156
                                                 -------              -------
Total redeemable common stock                    302,190              288,011
                                                 -------              -------
Total liabilities and redeemable common stock   $391,705             $375,114
                                                ========             ========
-----------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.










































                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

Consolidated Condensed Statement of Earnings
                                    (unaudited)

                                Three Months Ended        Six Months Ended
                                      June 30,                June 30,
(in thousands)                   2001         2000        2001        2000
-----------------------------------------------------------------------------

Revenue                         $ 135,611    $ 123,343   $ 247,503 $ 218,854
Revenue from affiliates             2,221        3,443       3,398     6,465
                                ---------    ---------   --------- ---------
Total revenue                     137,832      126,786     250,901   225,319

Cost of revenue                  (110,007)    (105,351)   (202,711) (188,456)
Depreciation, depletion
 and amortization                  (5,812)      (5,003)    (11,535)   (9,716)
                                ----------   ----------  ---------- ---------
Gross profit                       22,013       16,432      36,655    27,147

General and administrative
 expenses                          (6,794)      (5,390)    (13,228)  (11,842)
Gain on sale of property,
 plant and equipment                1,222          339       1,782       437
                                ---------    ---------   --------- ---------
Operating earnings                 16,441       11,381      25,209    15,742
                                ---------    ---------   --------- ---------

Other income (expense):
  Investment income                 1,216        1,258       2,455     2,706
  Interest expense                   (216)        (551)       (471)   (1,282)
  Other, net                           91           34          97        69
                                ---------    ---------   --------- ---------
Total other income (expense)        1,091          741       2,081     1,493
                                ---------    ---------   --------- ---------

Earnings before income taxes and
 minority interest                 17,532       12,122      27,290    17,235
Minority interest in net earnings
 of subsidiaries                      (36)          59         (59)       15
Provision for income taxes         (7,015)      (4,831)    (10,916)   (6,868)
                                ---------    ---------   ---------  ---------

Net earnings                    $  10,481    $   7,350   $  16,315  $ 10,382
                                =========    =========   =========  ========

Net earnings per share:
  Basic                         $     .29    $     .20   $     .45  $    .29
                                =========    =========   =========  ========
  Diluted                       $     .28    $     .20   $     .44  $    .29
                                =========    =========   =========  ========
----------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.




                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                Consolidated Condensed Statements of Cash Flows
                                 (unaudited)


                                                      Six Months Ended
                                                           June 30,
                                                ----------------------------
(in thousands)                                        2001            2000
----------------------------------------------------------------------------
Cash flows from operations:
  Net cash provided by operations                  $   29,167     $   26,371
                                                   ----------     ----------

Cash flows from investing activities:
  Sales of marketable securities                            -          2,500
  Short-term note receivable                           (5,824)             -
  Proceeds from sales of property,
    plant and equipment                                 5,694            697
  Purchases of plant and equipment                    (10,091)       (20,882)
  Investments in land and mineral properties           (6,539)             -
  Acquisitions                                           (750)       (33,515)
                                                   ----------     ----------
  Net cash used in investing activities               (17,510)       (51,200)
                                                   ----------     ----------

Cash flows from financing activities:
  Payments on long-term debt                           (2,275)          (275)
  Repurchases of common stock                          (2,137)             -
  Contributions from former parent                          -            202
                                                   ----------     ----------
  Net cash used in financing activities                (4,412)           (73)
                                                   ----------     ----------

Net increase (decrease) in cash and cash equivalents    7,245        (24,902)

Cash and cash equivalents at beginning of period       68,468         72,368
                                                   ----------     ----------

Cash and cash equivalents at end of period         $   75,713     $   47,466
                                                   ==========     ==========
----------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.













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

     The consolidated balance sheet of the Company at December 31, 2000 has been condensed from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations for the periods presented. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10K filed with the Securities and Exchange Commission on March 29, 2001. When appropriate, items within the consolidated condensed financial statements have been reclassed in the previous periods to conform to current year presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.













































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






                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
                    (in thousands, except per share data)

                                Three Months Ended        Six Months Ended
                                      June 30,                June 30,
                                 2001         2000        2001        2000
-----------------------------------------------------------------------------

Net earnings available to
  common stockholders          $  10,481   $  7,350      $  16,315  $  10,382

Interest expense, net of tax
  effect, associated with
  convertible debentures              93          -            184          -
                               ---------   --------      ---------  ---------
Net earnings for diluted shares$  10,574   $  7,350      $  16,499  $  10,032
                               =========   ========      =========  =========

Total number of weighted
  average shares outstanding
  used to compute basic
  earnings per share              36,248     36,344         36,302     36,344
Additional dilutive shares
  assuming conversion of
  convertible debentures           1,158          -          1,158          -
                               ---------   --------      ---------  ---------
Total number of shares used
  to compute diluted earnings
  per share                       37,406     36,344         37,460     36,344
                               =========   ========      =========  =========

Net Earnings per share:
  Basic                        $     .29   $    .20      $     .45  $     .29
                               =========   ========      =========  =========
  Diluted                      $     .28   $    .20      $     .44  $     .29
                               =========   ========      =========  =========

5.   Inventories:

     Inventories consist of the following:

                                          June 30,           December 31,
                                            2001                 2000
                                         ----------          ------------
     Raw materials                       $   13,293          $     12,147
     Other                                    1,611                 1,979
                                         ----------          ------------
     Total inventories                   $   14,904          $     14,126
                                         ==========          ============
-------------------------------------------------------------------------

6.   Intangible and Other Assets

     Intangible and other assets consist of the following:
                                          June 30,           December 31,
                                            2001                 2000
                                         ----------          ------------
     Intangible assets, net of
      accumulated amortization
      of $1,708 and $1,363               $   15,110          $     15,454
     Land option                              2,000                 2,000
     Notes receivable                         2,713                 2,403
     Other                                      377                   377
                                         ----------          ------------
     Total intangible and other assets   $   20,200          $     20,234
                                         ==========          ============
-------------------------------------------------------------------------













































                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
                     (in thousands, except per share data)

7.   Comprehensive Income:

     Comprehensive income includes net earnings and unrealized gains (losses) on securities.

     Comprehensive income for the three and six months ended June 30, 2001 and 2000 was as follows:

                                Three Months Ended        Six Months Ended
                                      June 30,                June 30,
                                 2001         2000        2001        2000
----------------------------------------------------------------------------

     Net earnings               $  10,481  $  7,350     $  16,315  $  10,382
     Other comprehensive
      income (loss), before tax:
     Unrealized losses
      arising during period             -        (1)             -        (1)
                                ---------  ---------    ----------  ---------

     Comprehensive income       $  10,481  $   7,349    $   16,315  $  10,381
                                =========  =========    ==========  =========

8.   Segment Reporting:

     The Company has four operating segments: Arizona Operations, Pacific Northwest Operations, Northern California Operations and Quarries Operations, which represent separately managed strategic business units that have different marketing strategies. Arizona Operations derives its revenue from the sale of aggregates, ready-mix, asphalt and paving operations. The Pacific Northwest Operations and Northern California Operations derive their revenues from the sale of aggregates, ready-mix and asphalt. Quarries Operations derives its revenue from the sale of aggregates. Arizona and Pacific Northwest Operations met the requirements of quantitative thresholds and are being disclosed as reportable operating segments. Other Operations includes the Northern California and Quarries Operations. Corporate Operations include corporate overhead, amortization and management fees for corporate overhead, which collectively are not reported to the chief operating decision maker by segment.

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




                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
                     (in thousands, except per share data)

                                 Pacific
                      Arizona    Northwest     Other     Corporate
                     Operations  Operations  Operations  Operations   Total
                     ------------------------------------------------------
Three months ended
June 30, 2001
------------------
Revenues             $ 109,871  $  11,740   $  16,221   $       -  $ 137,832
Depreciation,
depletion and
amortization         $   2,667  $   1,295   $   1,029   $     821  $   5,812
Operating income
(loss)               $  14,570  $   2,420   $   4,553   $  (5,102) $  16,441

Three months ended
June 30, 2000
------------------
Revenues             $ 100,350  $  14,091   $  12,345   $       -  $ 126,786
Depreciation,
depletion and
amortization         $     898  $   1,057   $   2,422   $     626  $   5,003
Operating income
(loss)               $   9,040  $   1,975   $   3,784   $  (3,418) $  11,381

                                 Pacific
                      Arizona    Northwest     Other     Corporate
                     Operations  Operations  Operations  Operations   Total
                     ------------------------------------------------------
Six months ended
June 30, 2001
------------------
Revenues             $  202,482  $  21,728   $  26,691  $       -   $ 250,901
Depreciation,
depletion and
amortization         $    5,214  $   2,612   $   2,067  $   1,642   $  11,535
Operating income
(loss)               $   23,925  $   2,408   $   5,875  $  (6,999)  $  25,209

Six months ended
June 30, 2000
------------------
Revenues             $  180,563  $  24,277   $  20,479  $       -  $  225,319
Depreciation,
depletion and
amortization         $    3,146  $   2,323   $   3,024  $   1,223  $    9,716
Operating income
(loss)               $   13,514  $   2,200   $   5,291  $  (5,263)  $  15,742

     The Company's revenues by product for the three and six months ended June 30, 2001 and 2000 are as follows:

                                Three Months Ended        Six Months Ended
                                      June 30,                June 30,
                                --------------------------------------------
                                 2001         2000        2001        2000
                                --------------------------------------------
Aggregates (sand, gravel,
crushed stone and railroad
ballast)                        $  31,585   $  30,244   $  56,363  $  51,969
Asphalt                            26,465      19,755      43,761     32,521
Ready mix concrete                 75,799      74,397     142,858    135,689
Other                               3,983       2,390       7,919      5,140
                                ---------   ---------   ---------  ---------
Total revenue                   $ 137,832   $ 126,786   $ 250,901  $ 225,319
                                =========   =========   =========  =========











































                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
                     (in thousands, except per share data)

9.   Acquisitions and Dispositions:

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

     The following pro forma financial information assumes the aforementioned acquisitions occurred at the beginning of 2000. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 2000, or the results which may occur in the future:

                                Three Months Ended        Six Months Ended
                                      June 30,                June 30,
                                --------------------------------------------
                                 2001         2000        2001        2000
                                --------------------------------------------
Revenue                         $  137,832  $  129,522  $ 250,901  $ 229,666

Net earnings                    $   10,481  $    8,042  $  16,315  $  11,172

Net earnings per share:
  Basic                         $      .29  $      .22  $     .45  $     .31
  Diluted                       $      .28  $      .22  $     .44  $     .31

     On June 22, 2001, the Company acquired the assets of an operation in Arizona. This acquisition was accounted for by the purchase method and, accordingly, results of operations for the acquired business have been included in the consolidated statements of income from the date of acquisition. Pro forma financial information is not presented for the acquisition because the impact is not material to the results of operations. The initial purchase price was $1,000 of which $750 has been paid. Contingent consideration of $1,500 may be paid in August 2001 based on the seller obtaining permits and zoning.

     In April 2001, the Company sold land, which resulted in the recognition of a gain of $882. The Company also purchased land for $947 in cash and issued a note with a face value of $797, due August 2003. The note has no stated interest rate and is collateralized by land.

     On June 25, 2001, the Company paid $5,592 for land and mineral property and $300 for assets unrelated to the materials businesses. In connection with this purchase, the Company issued a $5,824 short-term note, which is reflected as accounts receivable in the financial statements at June 30, 2001. Later this year, the Company anticipates receiving full payment on the note and utilizing the proceeds to purchase additional land and mineral property for $5,824.






















































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

















































Results of Operations - Second Quarter 2001 vs. Second Quarter 2000

        Revenue. Revenue increased $11 million to $138 million for the second quarter of 2001 as compared to $127 million in the same period of 2000. Revenue from Arizona Operations increased $10 million, primarily due to higher unit sales of aggregates, ready mix concrete and asphalt. This segment also benefited from higher average asphalt selling prices as they become more selective in supplying the market in an effort to improve gross profit margins. Revenue from Pacific Northwest Operations decreased $2 million between the two periods primarily resulting from a 9% decline in aggregate unit sales volumes. Other Operations increased $3 million as revenue produced from 2000 acquisitions compensated for a 25% decrease in aggregate unit sales for operations, which existed during both periods.

        Gross Profit. Gross profit margins increased to 16% in the second quarter of 2001 from 13% in the second quarter of 2000. Gross profit for Arizona Operations increased largely due to improved asphalt margins as a result of higher average selling prices. Gross profit margins for both Pacific Northwest Operations and Other Operations declined. Pacific Northwest Operations and Other Operations margins were adversely affected by the decrease in aggregate unit sales.

        General and Administrative. General and administrative expenses increased $1 million in the second quarter of 2001 when compared to the second quarter of 2000. Cost efficiency measures at the Arizona Operations and Pacific Northwest Operations were responsible for decreases at these segments. Other Operations expenses increased to support an expanded operating area as a result of an acquisition in the second half of 2000 at the Northern California Operations. Corporate Operations experienced an increase due to ongoing costs related to becoming an independent company in September 2000.

        Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment increased $1 million in the second quarter of 2001 when compared to the second quarter of 2000 due to the gain realized on the sale of land at the Pacific Northwest Operations.

        Other Income and Expenses. Other income increased $0.4 million in the second quarter of 2001 when compared to the same period in 2000. The increase was attributable to higher invested cash balances in 2001 that generated greater investment income and to the payoff of long-term debt, which decreased interest expense.

        Provision for Income Taxes. The income tax rates for the second quarter of 2001 and 2000 were 40%. Income taxes differ from the federal statutory rate primarily because of state income taxes and percentage depletion.

Results of Operations - Six Months 2001 vs. Six Months 2000

        Revenue. Revenue increased $26 million to $251 million for the first six months of 2001 as compared to $225 million in the same period of 2000. Revenue from Arizona Operations increased $22 million, primarily due to higher unit sales of aggregates, ready mix concrete and asphalt. This segment also benefited from higher average asphalt selling prices as they become more selective in supplying the market in an effort to improve gross profit margins. Revenue from Pacific Northwest Operations decreased $2 million between the two periods resulting from a 18% decline in aggregate unit sales volumes, which was partially offset by 8% and 3% increases in asphalt and ready-mix unit sales volumes, respectively. Other Operations increased $6 million as revenue produced from 2000 acquisitions compensated for a 38% decrease in aggregate unit sales for operations, which existed during both periods.

        Gross Profit. Gross profit margins increased to 15% in the first six months of 2001 from 12% in the first six months of 2000. Gross profit for Arizona Operations increased largely due to improved asphalt margins as a result of higher average selling prices. Gross profit margins for both Pacific Northwest Operations and Other Operations declined. Pacific Northwest Operations and Other Operations margins were adversely affected by the decrease in aggregate unit sales.

        General and Administrative. General and administrative expenses increased $1 million in the first six months of 2001 when compared to the first six months of 2000. Cost efficiency measures at the Arizona Operations and Pacific Northwest Operations were responsible for decreases at these segments. Other Operations expenses increased to support an expanded operating area as a result of an acquisition in the second half of 2000 at the Northern California Operations. Corporate Operations experienced an increase due to ongoing costs related to becoming an independent company in September 2000.

        Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment increased $1 million in the first six months of 2001 when compared to the first six months of 2000 due to the gain realized on the sale of land at the Pacific Northwest Operations.

        Other Income and Expenses. Other income increased $0.6 million in the first six months of 2001 when compared to the same period in 2000. The increase was attributable to higher invested cash balances in 2001 that generated greater investment income and to the payoff of long-term debt, which decreased interest expense.

        Provision for Income Taxes. The income tax rates for the first six months of 2001 and 2000 were 40%. Income taxes differ from the federal statutory rate primarily because of state income taxes and percentage depletion.

Financial Condition - June 30, 2001
--------------------------------------------

        Cash and cash equivalents increased $7 million to $75 million at June 30, 2001 from $68 million at December 31, 2000. The increase reflects cash provided from operations of $29 million less $18 million used in investing activities and $4 million used in financing activities.

        Net cash provided by operations amounted to $29 million compared to $26 million for the same period in 2000. Increased cash provided of $6 million from higher net income and $2 million from greater depreciation, depletion and amortization were offset by an overall increase in working capital requirements.

        Net cash used in investing activities in the first six months of 2001 decreased $33 million as compared to the first six months of 2000. A $32 million decrease in acquisitions, $4 million decrease in purchases of plant and equipment and investments in land and mineral properties and an increase in proceeds from sales of property, plant and equipment of $5 million were offset by a $2 million decrease in proceeds from the sales of marketable securities and a $6 million increase in accounts receivable due to the issuance of a short-term note receivable in connection with a land and mineral property purchase.

        Net cash used in financing activities increased $4 million compared to the first quarter of 2000. Repurchases of common stock of $2 million and $2 million of payments on long-term debt were responsible for the increase.

        KMC believes that its current cash position together with anticipated cash flows from operations will be sufficient for the working capital and equipment replacement requirements of KMC for the next twelve months. KMC does not have any established credit facilities. At June 30, 2001, KMC had $11 million of notes payable and convertible debentures payable. Further, KMC does not currently intend to pay any cash dividends.

        KMC intends to pursue a business plan to grow through acquisitions that will require capital that is in addition to ongoing operational requirements. While historically KMC has received contributions from PKS to fund a portion of acquisitions, KMC believes that cash on hand, cash generated by operations and the ability to borrow funds will allow KMC to make investments in connection with future acquisitions. Ultimate growth strategy capital requirements will largely depend on the number of acquisition candidates, the cost of the acquisitions, and the level of success KMC has in completing these transactions. Should KMC be unable to obtain any necessary funds from borrowings on terms deemed appropriate, KMC would be limited in its ability to fully execute its growth strategy. While KMC believes its growth strategy to be important in enhancing shareholder value, KMC does not believe that the inability to fully pursue it would have a material adverse impact on current operations, financial condition or liquidity.



















Recent Accounting Pronouncements.

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

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations," and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets."

        SFAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB
16), "Business Combinations." The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

        SFAS 142 supercedes APB 17, "Intangible Assets." SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite-lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level,
(3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

        KMC has not yet determined the effect the adoption of SFAS No. 141 and 142 will have on our consolidated financial position or results of operations.


Item 3. Quantitative and Qualitative Disclosure about Market Risk.

        KMC does not believe that its business is subject to significant market risks arising from interest rates, foreign exchange rates or equity prices.











                         PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of KMC was held on June 15, 2001. The holders of 26,999,001 of the 36,279,655 issued and outstanding shares of $0.01 par value common stock of KMC ("Common Stock") eligible to vote were present in person or by proxy at the annual meeting. At the annual meeting, the slate of nominees for Class I directors of KMC listed below was proposed by the incumbent Board of Directors ("Board"). No additional nominations were received and all of the nominees proposed by the Board were elected to serve for a term expiring at the end of the third succeeding annual meeting of stockholders, or until their respective successors are elected and qualified. The results were as follows:

     Director Nominee                     Votes For              Withheld
     ----------------                     ----------             --------
     Bruce E. Grewcock                    26,991,000                8,001
     William L. Grewcock                  26,975,697               23,304
     Water Scott, Jr.                     26,996,601                  600

Item 6.  Exhibits and Reports on Form 8-K.

         a) Exhibits required by Item 601 of Regulation S-K. Exhibits incorporated by reference are indicated in parentheses:

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

4.6       Form of Repurchase Agreement for Convertible Debentures
          (Incorporated by reference to Exhibit 4.15 to Amendment No. 4 to the Company's and Kiewit's Joint Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 8,
          2000).

4.7 Form of Series 2001 Convertible Debentures due July 31, 2011 of Kiewit Materials Company (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed June 7,
          2001).

b)  No reports on Form 8-K have been filed during the second quarter of 2001.






































                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      KIEWIT MATERIALS COMPANY

Date:
                                      /s/ Donald E. Bowman
                                      --------------------------------
                                      Donald E. Bowman
                                      Vice President, Chief Financial Officer












































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

4.6       Form of Repurchase Agreement for Convertible Debentures
          (Incorporated by reference to Exhibit 4.15 to Amendment No. 4 to the Company's and Kiewit's Joint Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 8,
          2000).

4.7 Form of Series 2001 Convertible Debentures due July 31, 2011 of Kiewit Materials Company (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed June 7,
          2001).