Form 10-Q
period 2001-09-30
KIEWIT MATERIALS CO
filed 2001-11-13
CIK 1102755

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        Commission file number
          September 30, 2001                      000-29619

                          KIEWIT MATERIALS COMPANY
           (Exact name of registrant as specified in its charter)

       Delaware                                    47-0819021
(State of Incorporation)              (I.R.S. Employer Identification No.)

   Kiewit Plaza, Omaha Nebraska                        68131
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

      The number of shares outstanding of each of the registrant's classes of common stock as of November 13, 2001:


          Title of Class                       Shares Outstanding
    Common Stock, $0.01 par value                   36,219,902


----------------------------------------------------------------------End Page


                    KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                                 Table of Contents

                                                                         Page
-----------------------------------------------------------------------------

                          PART I - FINANCIAL INFORMATION
                          ------------------------------

Item 1.    Financial Statements.

           Consolidated Condensed Balance Sheets as of September 30, 2001
               and December 31, 2000                                        1
           Consolidated Condensed Statements of Earnings for the three
               and nine months ended September 30, 2001 and 2000            2
           Consolidated Condensed Statements of Cash Flows for the nine
               months ended September 30, 2001 and 2000                     3
           Notes to Consolidated Condensed Financial Statements             4

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                  11

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.      14


PART II - OTHER INFORMATION
                           ---------------------------

Item 6.    Exhibits and Reports on Form 8-K.                               15

Signatures                                                                 16

Index to Exhibits                                                          17
-----------------------------------------------------------------------------

----------------------------------------------------------------------End Page


                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                    Consolidated Condensed Balance Sheets

                                             September 30,      December 31,
                                                 2001              2000
(in thousands, except share data)             (unaudited)
----------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                   $   116,144        $   68,468
  Receivables, less allowance of $1,897
   and $1,424                                      70,193            67,556
  Inventories                                      14,596            14,126
  Deferred income taxes                             4,305             3,625
  Other                                             4,670             3,176
                                              -----------         ---------
Total current assets                              209,908           156,951

Property, plant and equipment, less accumulated
   depreciation of $122,065  and $111,982         142,271           139,005
Goodwill, less accumulated amortization of
   $9,359 and $7,413                               56,978            58,924
Intangible and other assets                        20,361            20,234
                                              -----------         ---------
Total assets                                  $   429,518         $ 375,114
                                              ===========         =========

Liabilities and Redeemable Common Stock

Current liabilities:
  Accounts payable                            $    36,570        $   26,632
  Accounts payable with affiliates                 20,194            14,908
                                              -----------         ---------
Total accounts payable                             56,764            41,540

  Current portion of long-term debt                 1,637             1,112
  Accrued payroll and payroll taxes                 6,351             6,824
  Accrued insurance costs                           6,531             5,293
  Income taxes payable                              5,065             1,964
  Other                                             4,475             4,112
                                              -----------         ---------
Total current liabilities                          80,823            60,845

Long-term debt, less current portion                2,706             3,779
Convertible debentures                             15,836             8,075
Deferred income taxes                              15,042            12,528
Other liabilities                                     456               789
Minority interest                                   1,185             1,087
                                              -----------         ---------
Total liabilities                                 116,048            87,103
                                              -----------         ---------

Preferred Stock, par $.01; 10 million shares
  authorized, no shares issued                          -                 -

Redeemable Common Stock ($285 million aggregate redemption value):
  Common Stock, par $.01; 100 million
   shares authorized, 36,239,881 and
   36,463,482 issued and outstanding                  362               365
  Additional paid-in capital                      175,736           177,490
  Retained earnings                               137,372           110,156
                                              -----------         ---------
  Total redeemable common stock                   313,470           288,011
                                              -----------         ---------
Total liabilities and redeemable common stock $   429,518         $ 375,114
                                              ===========         =========
---------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements. -------------------------------------------------------------------End Page 1


                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                 Consolidated Condensed Statement of Earnings
                                 (unaudited)

                                Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                                -------------------------------------------
(in thousands)                   2001         2000        2001        2000
----------------------------------------------------------------------------

Revenue                        $ 135,748   $ 128,462   $ 383,251   $ 347,316
Revenue from affiliates            1,299       6,378       4,697      12,843
                               ---------   ---------   ---------   ---------
Total revenue                    137,047     134,840     387,948     360,159

Cost of revenue                 (107,862)   (109,620)   (310,573)   (298,076)
Depreciation, depletion and
   amortization                   (5,806)     (5,329)    (17,341)    (15,045)
                               ---------   ---------   ---------   ---------
Gross profit                      23,379      19,891      60,034      47,038

General and administrative
   expenses                       (7,525)     (6,675)    (20,753)    (18,517)
Gain on sale of property,
   plant and equipment             1,753          95       3,535         532
                               ---------   ---------   ---------   ---------
Operating earnings                17,607      13,311      42,816      29,053
                               ---------   ---------   ---------   ---------

Other income (expense):
  Investment income                1,122       1,043       3,577       3,749
  Interest expense                  (329)       (120)       (800)     (1,402)
  Other, net                        (160)        222         (63)        291
                               ---------   ---------   ---------   ---------
Total other income (expense)         633       1,145       2,714       2,638
                               ---------   ---------   ---------   ---------

Earnings before income taxes
   and minority interest          18,240      14,456      45,530      31,691
Minority interest in net
   earnings of subsidiaries          (43)        (49)       (102)        (34)
Provision for income taxes        (7,296)     (5,805)    (18,212)    (12,673)
                               ---------   ---------   ---------   ---------

Net earnings                   $  10,901   $   8,602   $  27,216   $  18,984
                               =========   =========   =========   =========

Net earnings per share:
  Basic                        $     .30   $     .24   $     .75   $     .52
                               =========   =========   =========   =========
  Diluted                      $     .29   $     .24   $     .73   $     .52
                               =========   =========   =========   =========

See accompanying notes to consolidated condensed financial statements. -------------------------------------------------------------------End Page 2


                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

               Consolidated Condensed Statements of Cash Flows

                                                      Nine Months Ended
                                                        September 30,
                                                ----------------------------
(in thousands)                                        2001            2000
----------------------------------------------------------------------------

Cash flows from operations:
  Net cash provided by operations               $    62,531      $    23,718
                                                -----------      -----------

Cash flows from investing activities:
  Sales of marketable securities                          -            2,500
  Short-term note receivable                         (5,824)               -
  Proceeds from sales of property, plant
    and equipment                                     7,347              982
  Purchases of plant and equipment                  (11,220)         (24,509)
  Investments in land and mineral properties         (6,626)               -
  Acquisitions                                       (2,156)         (78,174)
                                                -----------      -----------
    Net cash used in investing activities           (18,479)         (99,201)
                                                -----------      -----------

Cash flows from financing activities:
  Issuance of convertible debentures                  7,798              670
  Payments on long-term debt                         (2,417)            (417)
  Issuance of common stock                            1,318                -
  Repurchases of common stock                        (3,075)               -
  Contributions from former parent                        -           50,374
                                                -----------      -----------
     Net cash provided by financing activities        3,624           50,627
                                                -----------      -----------

Net increase (decrease) in cash and cash
   Equivalents                                       47,676          (24,856)

Cash and cash equivalents at beginning of period     68,468           72,368
                                                -----------      -----------

Cash and cash equivalents at end of period      $   116,144      $    47,512
                                                ===========      ===========
----------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements. -------------------------------------------------------------------End Page 3


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

    The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.
-------------------------------------------------------------------End Page 4


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

    Earnings per share, as presented in the Consolidated Condensed Statements of Earnings was calculated as if the 36,343,869 common shares issued in connection with the Spin-off were outstanding for all periods prior to the Spin-off.
-------------------------------------------------------------------End Page 5


                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
                    (in thousands, except per share data)

                                Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                                -------------------------------------------
                                 2001         2000        2001        2000
                                --------------------------------------------


Net earnings available to
   common stockholders          $  10,901   $  8,602   $  27,216   $  18,984
Interest expense, net of tax
   effect, associated with
   convertible debentures             143          1         327           1
                                ---------   --------   ---------   ---------
Net earnings for diluted shares $  11,044   $  8,603   $  27,543   $  18,985
                                =========   ========   =========   =========

Total number of weighted
   average shares outstanding
   used to compute basic
   earnings per share              36,244     36,344      36,275      36,344
Additional dilutive shares
   assuming conversion of
   convertible debentures           1,800         22       1,374           7
                                ---------   --------   ---------   ---------
Total number of shares used to
   compute diluted earnings
   per share                       38,044     36,366      37,649      36,351
                                =========   ========   =========   =========

Net Earnings per share:
  Basic                         $     .30   $    .24   $     .75   $     .52
                                =========   ========   =========   =========
  Diluted                       $     .29   $    .24   $     .73   $     .52
                                =========   ========   =========   =========

5.   Inventories:

     Inventories consist of the following:

                                       September 30,           December 31,
                                           2001                    2000
                                       -------------           ------------
Raw materials                          $      12,765           $     12,147
Other                                          1,831                  1,979
                                       -------------           ------------
Total inventories                      $      14,596           $     14,126
                                       =============           ============
---------------------------------------------------------------------------

6.   Intangible and Other Assets:

     Intangible and other assets consist of the following:

                                       September 30,           December 31,
                                           2001                    2000
                                       -------------           ------------
Intangible assets, net of accumulated
 amortization of $1,880 and $1,363     $      15,084           $     15,454
Land option                                    2,000                  2,000
Notes receivable                               2,900                  2,403
Other                                            377                    377
                                       -------------           ------------
Total intangible and other assets      $      20,361           $     20,234
                                       =============           ============


-------------------------------------------------------------------End Page 6


                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
                    (in thousands, except per share data)

7.   Comprehensive Income:

     Comprehensive income includes net earnings and unrealized gains (losses) on securities.

     Comprehensive income for the three and nine months ended September 30, 2001 and 2000 was as follows:

                                Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                                -------------------------------------------
                                 2001         2000        2001        2000
                                --------------------------------------------

Net earnings                    $  10,901   $  8,602     $ 27,216   $ 18,984
Other comprehensive income
 (loss), before tax:
Unrealized losses
 arising during period                  -          -            -         (1)
                                ---------   --------     --------   --------

Comprehensive income            $  10,901   $  8,602     $ 27,216   $ 18,983
                                =========   ========     ========   ========

8.   Segment Reporting:

     The Company has four operating segments: Arizona Operations, Pacific Northwest Operations, Northern California Operations and Quarries Operations, which represent separately managed strategic business units that have different marketing strategies. Arizona Operations derives its revenue from the sale of aggregates, ready-mix, asphalt and paving operations. The Pacific Northwest Operations and Northern California Operations derive their revenues from the sale of aggregates, ready-mix and asphalt. Quarries Operations derives its revenue from the sale of aggregates. Arizona and Pacific Northwest Operations meet the requirements of the quantitative thresholds and are being disclosed as reportable operating segments. Other Operations includes the Northern California and Quarries Operations. Corporate Operations include corporate overhead, amortization and management fees for corporate overhead, which collectively are not reported to the chief operating decision maker by segment.

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


-------------------------------------------------------------------End Page 7

                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
                    (in thousands, except per share data)

                                 Pacific
                      Arizona    Northwest     Other     Corporate
                     Operations  Operations  Operations  Operations   Total
                     ------------------------------------------------------
Three months ended
September 30, 2001
------------------

Revenues             $  102,113  $  17,366  $  17,568  $       -   $137,047
Depreciation,
   depletion and
   amortization      $    2,581  $   1,368  $   1,143  $     714   $  5,806
Operating income
   (loss)           $    13,723  $   2,950  $   4,764  $  (3,830)  $ 17,607
Three months ended September 30, 2000
Revenues             $  100,124  $  19,301  $  15,415  $       -   $134,840
Depreciation,
   depletion and
   amortization      $    2,135  $   1,460  $     939  $     795   $  5,329
Operating income
   (loss)            $    7,802  $   3,097  $   3,296  $    (884)  $ 13,311

                                 Pacific
                      Arizona    Northwest     Other     Corporate
                     Operations  Operations  Operations  Operations   Total
                     ------------------------------------------------------

Nine months ended
September 30, 2001
Revenues             $  304,595  $  39,094  $  44,259   $      -   $387,948
Depreciation,
   depletion and
   amortization      $    7,795  $   3,980  $   3,210   $  2,356   $ 17,341
Operating income
   (loss)            $   37,648  $   5,358  $  10,639   $(10,829)  $ 42,816

Nine months ended
September 30, 2000
Revenues             $  280,687  $  43,578  $  35,894   $      -   $360,159
Depreciation,
   depletion and
   amortization      $    6,973  $   3,852  $   2,345   $  1,875   $15,045
Operating income
   (loss)            $   21,316  $   5,297  $   8,587   $ (6,147)  $29,053

     The Company's revenues by product for the three and nine months ended September 30, 2001 and 2000 are as follows:

                                Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                                -------------------------------------------
                                 2001         2000        2001        2000
                                --------------------------------------------


Aggregates (sand, gravel,
   crushed stone and railroad
   ballast)                     $  38,998  $  30,883   $  95,361   $  82,852
Asphalt                            19,879     25,033      63,640      57,554
Ready mix concrete                 75,245     75,472     218,103     211,161
Other                               2,925      3,452      10,844       8,592
                                ---------   --------   ---------   ---------
Total revenue                   $ 137,047  $ 134,840   $ 387,948   $ 360,159
                                =========  =========   =========   =========

-------------------------------------------------------------------End Page 8


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

     The following pro forma financial information assumes the aforementioned acquisitions occurred at the beginning of 2000. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 2000, or the results which may occur in the future:

                                Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                                -------------------------------------------
                                 2001         2000        2001        2000
                                --------------------------------------------

Revenue                         $ 137,047  $ 135,862    $ 387,948  $ 365,528

Net earnings                    $  10,901  $   8,897    $  27,216  $  20,069

Net earnings per share:
  Basic                         $     .30  $     .24    $     .75  $     .55
  Diluted                       $     .29  $     .24    $     .73  $     .55
----------------------------------------------------------------------------

     During 2001 and 2000, the Company acquired the assets of various materials operations and invested in land and mineral property other than those described above. All of these were accounted for by the purchase method and, accordingly, results of operations for the acquired businesses have been included in the Consolidated Statements of Earnings from their respective dates of acquisition. Pro forma financial information is not presented for these acquisitions because the impact is not material to the results of operations. The aggregate purchase prices were $8,782 and $7,803 during 2001 and 2000, respectively. Contingent consideration of $1,500 may be paid in 2001 based on a seller obtaining permits and zoning. Notes payable of $1,235 and $1,762 were issued in connection with the 2001 and 2000 purchases, respectively. Goodwill related to these acquisitions was $962 during 2000, and is being amortized over 27.25 years. -------------------------------------------------------------------End Page 9

                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
                    (in thousands, except per share data)

10.  Other Matters:

     The Company is involved in various lawsuits and claims incidental to its business. Management believes that any resulting liability, beyond that provided, should not materially affect the Company's future financial position, results of operations or cash flows.

-------------------------------------------------------------------End Page 10


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

         Upon completion of the Spin-off, PKS no longer had any interest in its materials operations. The materials operations are owned and operated solely by KMC. The Spin-off has not and is not expected to adversely impact KMC's equity, revenue or net income. Current cash flows are expected to be sufficient to fund current operations. KMC's ability to execute its future growth strategy will, however, be dependent upon its ability to continue to obtain borrowings on terms deemed appropriate. -------------------------------------------------------------------End Page 11


Results of Operations - Third Quarter of 2001 vs. Third Quarter of 2000

         Revenue. Revenue increased $2 million to $137 million for the third quarter of 2001 as compared to $135 million in the same period of 2000. Revenue from Arizona Operations increased $2 million primarily due to higher average selling prices partially offset by a 10% decline in unit sales of aggregates. Revenue from Pacific Northwest Operations decreased $2 million between the two periods resulting from a 32% decline in asphalt unit sales volumes. Other Operations increased $2 million as revenue produced from 2000 acquisitions compensated for a 15% decrease in aggregate unit sales.

         Gross Profit. Gross profit margins increased to 17% in the third quarter of 2001 from 15% in the third quarter of 2000. Gross profit for the Arizona Operations increased largely due to improved asphalt margins as a result of higher average selling prices. Gross profit margins for both Pacific Northwest Operations and Other Operations declined as they were adversely affected by the decreases in unit volume sales.

         General and Administrative. General and administrative expenses increased $.9 million in the third quarter of 2001 when compared to the same period of 2000. Arizona Operations and Pacific Northwest Operations experienced an increase in costs primarily due to higher legal and professional service expenses. Corporate Operations experienced an increase due to ongoing costs related to becoming an independent company in September 2000.

         Gain on Sale of Property, Plant and Equipment. Gains from the sale of property, plant and equipment increased $2 million in the third quarter of 2001 when compared to the same period in 2000 due to a gain recognized on the sale of land in the Arizona Operations.

         Other Income and Expenses. Other income decreased $0.5 million in the third quarter of 2001 when compared to same period in 2000. The decrease was attributable to higher interest expense resulting from a higher convertible debenture balance and less other income.

         Income Tax Expense. The income tax rates for the third quarter of 2001 and 2000 were unchanged at 40%. Income taxes differ from the federal statutory rate primarily because of state income taxes and percentage depletion.

Results of Operations - Nine Months 2001 vs. Nine Months 2000

         Revenue. Revenue increased $28 million to $388 million for the first nine months of 2001 as compared to $360 million for the same period of 2000. Revenue from Arizona Operations increased $24 million due to higher unit sales of aggregates and asphalt. The operating division also benefited from higher average asphalt selling prices as the division became more selective in supplying the market in an effort to improve gross profit margins. Revenue from Pacific Northwest Operations decreased $4 million between the two periods resulting from an 8% decline in aggregate unit volumes and a 16% decline in asphalt unit volumes. Other Operations increased $8 million as revenue produced from 2000 acquisitions compensated for a 29% decrease in aggregate unit sales.

         Gross Profit. Gross profit margins increased to 15% in the first nine months of 2001 from 13% in the first nine months of 2000. Gross profit for the Arizona Operations increased largely due to improved asphalt margins as a result of higher average selling prices. Gross profit margins for both Pacific Northwest Operations and Other Operations declined as they were adversely affected by the decreases in unit volume sales.

     General and Administrative. General and administrative expenses increased $2 million in the first nine months of 2001 when compared to the same period of 2000. Arizona Operations expenses were unchanged when compared to the same period in 2000. The implementation of cost efficiency measures offset the additional costs to support the unit volume increases. Pacific Northwest Operations experienced a slight decrease due to a reduction in activities necessary to support the lower unit volumes. Other Operations expenses increased to support an expanded operating area as a result of an -------------------------------------------------------------------End Page 12


acquisition in the second half of 2000. Corporate Operations experienced an increase due to ongoing costs related to becoming an independent company in September 2000.

         Gain on Sale of Property, Plant and Equipment. Gains from the sale of property, plant and equipment increased $3 million in the first nine months of 2001 when compared to the same period in 2000 due to gains recognized on the sale of land in the Pacific Northwest Operations and the Arizona Operations.

         Other Income and Expenses. Other income increased $0.1 million in the first nine months of 2001 when compared to the same period in 2000. The increase was attributable to lower interest expense due to the payoff of long-term debt.

         Income Tax Expense. The income tax rates for the first nine months of 2001 and 2000 were unchanged at 40%. Income taxes differ from the federal statutory rate primarily because of state income taxes and percentage depletion.

Financial Condition - September 30, 2001

         Cash and cash equivalents increased $48 million to $116 million at September 30, 2001 from $68 million at December 31, 2000. The increase reflects cash provided from operations of $63 million and $4 million provided by financing activities offset by $19 million used in investing activities.

         Net cash provided by operations amounted to $63 million compared to $24 million for the same period in 2000. The $39 million increase was mainly due to higher net income of $8 million and increases in accounts payable and income taxes payable balances due to the timing of vendor and estimated tax payments.

         Net cash used in investing activities in the first nine months of 2001 decreased $80 million as compared to the first nine months of 2000. A $76 million decrease in acquisitions, $7 million decrease in purchases of plant and equipment and investments in land and mineral properties and an increase in proceeds from sales of property, plant and equipment of $6 million comprised the decreases in cash used in investing activities. These were partially offset by a $3 million decrease in proceeds from the sales of marketable securities and a $6 million increase in accounts receivable due to the issuance of a short-term note receivable.

         Net cash provided by financing activities decreased $47 million compared to the first nine months of 2000. The decrease was mainly due to the receipt of a final capital contribution from former parent of $50 million in 2000, repurchases of common stock of $3 million and payments on long-term debt of $2 million. These decreases were slightly offset by increases in cash provided by issuances of convertible debentures and common stock of $8 million.

         KMC believes that its current cash position together with anticipated cash flows from operations will be sufficient for the working capital and equipment replacement requirements of KMC for the next twelve months. KMC does not have any established credit facilities. At September 30, 2001, KMC had $20 million of notes payable and convertible debentures payable. Further, KMC does not currently intend to pay any cash dividends.

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

-------------------------------------------------------------------End Page 13


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

         During June 2001, the FASB issued SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

         On October 3, 2001, the FASB issued SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS 144 is effective for fiscal years beginning after December 31, 2001.

         KMC has not yet determined the effect the adoption of SFAS No. 141, 142, 143 and 144 will have on our consolidated financial position or results of operations.


Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

         KMC does not believe that its business is subject to significant market risks arising from interest rates, foreign exchange rates or equity prices.
-------------------------------------------------------------------End Page 14


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

         b) No reports on Form 8-K have been filed during the third quarter of 2001.

-------------------------------------------------------------------End Page 15


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      KIEWIT MATERIALS COMPANY

Date: November 13, 2001
                                      /s/ Donald E. Bowman
                                      --------------------------------
                                      Donald E. Bowman
                                      Vice President, Chief Financial Officer

-------------------------------------------------------------------End Page 16

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


-------------------------------------------------------------------End Page 17