Form 10-K
period 2001-12-31
KIEWIT MATERIALS CO
filed 2002-03-27
CIK 1102755

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended                Commission file number
            December 31, 2001                           000-29619

                           KIEWIT MATERIALS COMPANY
              (Exact name of registrant as specified in its charter)

                Delaware                                47-0819021
        (State of Incorporation)        (I.R.S. Employer Identification No.)

    Kiewit Plaza, Omaha, Nebraska                          68131
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

      36,077,833 shares of the registrant's $0.01 par value Common Stock were issued and outstanding on March 27, 2002.

      Portions of the registrant's definitive proxy statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

---------------------------------------------------------------------------

TABLE OF CONTENTS

                                                                         Page
                                                                         ----
Part I
  Item 1.     Business                                                     1
  Item 2.     Properties                                                   4
  Item 3.     Legal Proceedings                                            5
  Item 4.     Submissions of Matters to a Vote of Security Holders         6

Part II
  Item 5.     Market for Registrant's Common Equity and Related
                Stockholder Matters                                        7
  Item 6.     Selected Financial Data                                      8
  Item 7.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9
  Item 7A.    Quantitative and Qualitative Disclosures About Market Risk  12
  Item 8.     Financial Statements and Supplementary Data                 13
  Item 9.     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                       36

Part III
  Item 10.    Directors and Executive Officers of the Registrant          36
  Item 11.    Executive Compensation                                      36
  Item 12.    Security Ownership of Certain Beneficial Owners and
                Management                                                36
  Item 13.    Certain Relationships and Related Transactions              36

Part IV
  Item 14.    Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                               37

                                    i
---------------------------------------------------------------------------


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


                                 PART I

Item 1.  Business.

     General. Kiewit Materials Company and its subsidiaries ("KMC" or the "Company") operate ready mix, asphalt and aggregate operations in
Arizona, Washington, Oregon, California, Wyoming, Nebraska, Utah and New Mexico. KMC, a formerly wholly owned subsidiary of Peter Kiewit Sons', Inc. ("PKS"), was incorporated under the laws of Delaware on February 2, 1999, to
consolidate the materials businesses of PKS under one holding company.   KMC
has two reportable business segments with three product lines, aggregates, ready-mix concrete and hot-mix asphalt. Information about KMC's product lines and reportable segments for the fiscal years ended December 31, 2001, December 31, 2000, and December 25, 1999 is included in Note 14 of the "Notes to the Consolidated Financial Statements," of this Annual Report on Form 10-K.

     KMC's objective is to continue growing its businesses utilizing a four-part business strategy. First, KMC plans to continue to build value in markets currently served. Second, KMC plans to expand its presence in existing markets through cash or debt-financed acquisitions. Third, KMC intends to enter, via cash or debt-financed acquisitions, new high-growth potential markets. Finally, KMC seeks to acquire and develop additional strategic aggregate reserves in selected markets.

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


                                    1
---------------------------------------------------------------------------

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

          Financial information about geographic areas for the fiscal years ended December 31, 2001, December 31, 2000 and December 25, 1999 is included in Note 14 of the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.

            Products.

               Aggregates. KMC produces and sells primarily to third parties and utilizes internally various types of aggregate products. The production of these products typically involves extracting the material, crushing and sizing the material and shipping it to the customer using either trucks or rail. Aggregate products are used as highway construction materials, railroad ballast, decorative landscape rock, roofing aggregate and building stone. In 2001, KMC produced in excess of 29 million tons of construction materials and generated approximately $117 million of revenue from the sale of these materials. Approximately 36% of the aggregates produced in 2001 were used internally in the production of concrete and asphalt products.

               Ready-mix Concrete. KMC produces ready-mix concrete by combining aggregates, cement, water and additives. The additives allow KMC to customize the product to customer specifications for overall strength, drying speed and other properties. Product ingredients are combined at a batch plant site and loaded into a mixer truck for delivery to the customer's location.
In 2001, KMC produced in excess of 4 million cubic yards of ready-mix concrete and generated approximately $285 million of revenue from the sale of ready-mix concrete.

               Hot-mix Asphalt. KMC produces and sells hot-mix asphalt products. Hot-mix asphalt is a mixture of aggregates and asphalt oil. The asphalt oil is heated and combined at a plant site and then loaded into dump trucks for transit to the customer's location. Customer specifications can require the use of certain types or sizes of aggregates and/or varying proportions of aggregates and asphalt oil. In 2001, KMC produced in excess of 3 million tons of hot-mix asphalt and generated approximately $93 million of revenue from the sale of hot-mix asphalt.

               Customers. KMC markets to a wide variety of customers including highway contractors, commercial, industrial and residential contractors, public works contractors, wholesalers and retailers of decorative rock products, interstate railroads and manufacturers of concrete block products.


                                    2
---------------------------------------------------------------------------

Produced material is used in both publicly and privately funded projects, although KMC generally does not directly contract with any public entity. No single customer accounted for more than 4% of sales in 2001.

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

               Employees. KMC employed approximately 2,100 people as of March 1, 2002. Of these, about 400 are officers, operations management, sales personnel, technical staff, administrative personnel and clerical staff. Approximately 1,400 employees are represented by labor unions under collective bargaining agreements and approximately 300 are non-union craft employees. The collective bargaining agreements have multi-year terms and expiration dates spread over a number of years. These agreements call for specified wage rates, payments to pension plans or benefit trusts and require KMC to comply with various workplace rules. KMC considers relations with its employees to be good.

               Acquisitions. Since 1992, KMC has acquired sixteen materials companies, an aggregate reserve property in Arizona, and developed a new quarry site in Utah as part of the implementation of its four-part strategy. The purchase price payable in these acquisitions ranged from approximately $1 million to $47 million. Three of the sixteen acquisitions of materials companies were in excess of $40 million, one was in excess of $30 million and the remainder were between $1 million and $7 million. These acquisitions have allowed KMC to expand its presence in existing markets in Arizona and the


                                    3
---------------------------------------------------------------------------

Vancouver, Washington and Portland, Oregon areas and enter new markets in Northern California and Nebraska. Revenues have increased from $40 million in 1992 to $509 million for 2001 and production tonnage has grown from 5.5 million tons in 1992, to in excess of 29 million tons in 2001. KMC intends to continue its disciplined investment approach to achieve profitable growth through acquisitions.

               While a general slowdown in the national economy during 2001 made it more difficult for KMC to find acquisition opportunities that met KMC's financial and strategic criteria, from January 1, 2001 through December 31, 2001, KMC expended approximately $16 million and completed two acquisitions of materials businesses and the acquisition of an aggregate reserve property in Arizona in connection with its growth strategy. Although as a part of KMC's growth strategy, KMC evaluates potential acquisitions from time to time, KMC is not currently a party to any agreements which would be material to its business, or which would require separate disclosure.


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

               KMC is a vertically integrated provider of aggregates, ready-mix concrete and asphalt products. KMC operates 60 ready-mix batch plants and 16 asphalt plants at its locations in Arizona, California, Oregon and Washington. KMC's aggregates operations, consisting of 44 aggregate facilities and 4 rockeries, are located in Arizona, California, New Mexico, Nebraska, Utah, Washington and Wyoming. KMC manages a truck fleet of about 1,000 vehicles, 900 of which are owned and 100 of which are either leased on a long-term basis or managed on a day-to-day rental basis. In 2001, KMC's combined operations produced and sold in excess of 29 million tons of aggregates consisting of construction materials, ballast, highway aggregates, roofing aggregates, concrete block aggregates and landscape rock products. Arizona Operations also manages a construction service business in the Yuma, Arizona area.

               KMC's executive management provides its four operating divisions with strategic planning, corporate development and acquisitions and operations oversight. KMC also has a centralized administrative staff that provides labor relations, various accounting functions, legal, tax planning and compliance, equipment purchasing and equipment maintenance support.

               Reserves. KMC estimates that its total recoverable aggregates reserves are in excess of 810 million tons. Approximately 31 million tons of these reserves are located at dormant aggregate production facilities. The yield from the mining of these reserves is based on an estimate of volume that can be economically extracted to meet current market and product applications. KMC's mining plans are developed by experienced mining engineers and operating personnel using drilling and geological studies in conjunction with mine planning software. In certain instances, reserve extraction is limited to phases or yearly amounts. Various properties also have reserves under lease that have not been included in a mining permit. These reserves have been excluded from the recoverable reserve estimate. The estimated recoverable aggregate reserve figures exclude one dredging permit located in the Pacific Northwest because it is unlikely the Company will produce from this site prior to the permit expiration date.

               KMC owns about 468 million tons of aggregates reserves and leases another 342 million tons of aggregates reserves. KMC's leases usually require royalty payments based on either revenue derived from the location or an amount for each ton of materials removed and sold from a site and have terms ranging from one year to 83 years. Royalty payments range from $0.35 to $1.45 per ton. Most of KMC's long-term leases also provide an option for the lease to be renewed.


                                    4
---------------------------------------------------------------------------


               The following table summarizes KMC's principal aggregate production facilities and estimated reserves at March 1, 2002:

                                          Annual                    Years
                                        Production                  Until
                             Type of   (in thousands    Nature      Reserve
                  Product   Facility     of tons)    of Interest   Depletion
                  -------   --------   ------------  -----------   ---------
Portland Oregon/
 Vancouver                  Production
 Washington       Sand and  and                                   Average of
 Area (9 sites)   Gravel(7) Distribution   4,170      5 Leased      21 years
                  Gray
                  Basalt(2)                           4  Owned
Yolo County,       Sand and  Production
  California       Gravel    and
                             Distribution   1,000         Owned      25 years
Milford, Utah      Quartz    Production
                   Latite    and
                             Distribution     485        Leased      21 years
Little Lake,       Scoria    Production
  California                 and
                             Distribution      90        Leased       15 years
Granite Canyon,    Granite   Production
  Wyoming                    and
                             Distribution   2,735        Leased       32 years
Des Moines,        Scoria    Production
  New Mexico (2                and
   sites)                    Distribution     125        Leased       28 years
Guernsey, Wyoming  Dolomite, Production
 (3 sites)         Limestone and                                    Average of
                   and       Distribution     350      1 Leased      over 100
                   Quartz                              2  Owned        years
Phoenix, Arizona  Sand and  Production
  Area (12 sites)  Gravel    and                                    Average of
                            Distribution    8,750      9 Leased       24 years
                                                       3 Owned
Tucson, Arizona   Sand and  Production
  Area (2 sites)  Gravel    and             1,310        Owned      Average of
                            Distribution                              30 years
Nogales, Arizona  Sand and  Production
                  Gravel    and
                            Distribution      160       Leased         8 years
Sierra Vista,     Sand and  Production
  Arizona         Gravel    and
                            Distribution      225       Leased         9 years
Flagstaff,Arizona Sand and  Production
  (2 sites)       Gravel    and                                     Average of
                            Distribution      515       Leased        27 years
Casa Grande,      Sand and  Production
  Arizona         Gravel    and
                            Distribution      760       Leased        17 years
Winkelman,Arizona Gypsum    Production         85        Owned  Over 100 years
Campe Verde,      Sand and  Production
  Arizona         Gravel    and
                            Distribution      435        Owned         5 years
Globe, Arizona    Sand and  Production
                  Gravel    and
                            Distribution      170        Owned        18 years
Yuma, Arizona     Sand and  Production
  (2 sites)       Gravel    and                                     Average of
                            Distribution      670       Leased        19 years
Bullhead City,    Sand and  Production
  Arizona (2      Gravel    and                                     Average of
    sites)                  Distribution      290       Leased        28 years
Mammoth, Arizona  Sand and  Production
                  Gravel    and
                            Distribution       40       Leased        93 years
Prescott, Arizona Sand and  Production                              Average of
  (2 sites)       Gravel    and                                      over 100
                            Distribution       60       Leased        years
Fort Calhoun,     Limestone Production
  Nebraska (2               and                                     Average of
   sites)                   Distribution    1,700     1 Owned         86 years
                                                      1 Leased

               Estimated reserves are the probable total recoverable reserves that are at each quarry site. The reserve figures include only saleable tonnage and thus exclude waste material that is generated in the crushing and processing phases of the operation. "Annual Production" is the Company's estimate of future yearly production occurring at each site based on management's judgment given historical trends, mining plans and demand estimates. Overall reserve estimates are determined by using a combination of drill holes, quarry mining plans and historical averages. Sites may have leases that expire prior to the exhaustion of estimated reserves. The reserve life anticipates that some leases will be renewed to allow sufficient time to fully recover this material. The reserve estimate numbers for the property in Yolo County, California and for a dredging permit in the Pacific Northwest assume that the sites will be limited to the current permits and that the permits will not be extended past their expiration dates. The figures used in the reserve data and remaining life may require revisions due to changes in customer requirements and unknown geological occurrences. The years until reserve depletion is calculated as total saleable reserves at a location divided by annual production. Reserves from dormant facilities are included in determining Years Until Reserve Depletion as the Company expects to activate these facilities as other currently active sites become depleted. Actual useful lives will be subject to, among other things, fluctuations in customer demand, customer specifications, geological conditions and changes in mining plans. For areas with multiple sites, the Years Until Reserve Depletion figure equals total reserves in that area divided by Annual Production.
Consequently, the life of any specific site in a city or area with multiple sites may be exhausted prior to or extend beyond the average life for the sites in that city or area.

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

                                    5
---------------------------------------------------------------------------


Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of KMC's shareholders during the three months ended December 31, 2001.

         Executive Officers of the Registrant.

        The table below shows information as of March 1, 2002, about each executive officer of the Company, including his business experience during the past five years. The Company's executive officers are elected annually to serve until their successors are elected and qualified or until their death, resignation or removal.


Name                  Business Experience                                 Age
----                  -------------------                                 ---
Christopher J. Murphy  Mr. Murphy has been a director and the                47
                      Chief Executive Officer of KMC since January 1,
                      2000.  Mr. Murphy has been the President of KMC
                      since February 2, 1999.  Mr. Murphy was the
                      President of Kiewit Mining Group Inc., a PKS
                      subsidiary, from July 1996 through September
                      2000 and was Vice President of Kiewit Mining
                      Group from October 1995 to July 1996.  Mr. Murphy
                      has been the President of United Metro Materials
                      Inc., a subsidiary of KMC, since July 1996, and
                      was Senior Vice President of United Metro Materials
                      from August 1994 to July 1996.  Mr. Murphy is the
                      Chairman of the Executive Committee of KMC.
Donald E. Bowman      Mr. Bowman has been Vice President and Chief           53
                      Financial Officer of KMC since April 24, 2000.
                      Mr. Bowman was President, Eastern Region,
                      Construction Materials of Lafarge Corporation
                      from January 1998 to March 1999.  Mr. Bowman was
                      President and Chief Executive Officer of Redland
                      Genstar, Inc., from January 1996 to January 1998
                      and was Executive Vice President of Redland Genstar
                      from January 1995 to January 1996.
Mark E. Belmont       Mr. Belmont has been General Counsel and Secretary    48
                      of KMC since January 1, 2000 and a Vice President of
                      KMC since February 2, 1999.  Mr. Belmont was Senior
                      Corporate Counsel of PKS for more than five years
                      prior to January 1, 2000.
John J. Shaffer       Mr. Shaffer has been a Vice President of KMC since    51
                      January 1, 2000.  Mr. Shaffer has been Vice
                      President of Pacific Rock Products, L.L.C., a
                      subsidiary of KMC, since February 1, 1996.
                      Mr. Shaffer was Vice President of Pacific Rock
                      Products, Inc. for more than five years prior
                      to February 1, 1996.
Daniel W. Speck       Mr. Speck has been a Vice President of KMC since      46
                      January 1, 2000.  Mr. Speck has been Vice President
                      of United Metro Materials since April 1997.
                      Mr. Speck was the manager of Walnut Creek Mining
                      Company from March 1993 to March 1997.
Rick W. Thomas        Mr. Thomas has been a Vice President of KMC since     45
                      October 20, 2000.  Mr. Thomas was Director of
                      Business Development of KMC from January 1999 to
                      October 2000. From 1997 to 1998, Mr. Thomas held
                      a senior operations position with Kiewit Mining
                      Group. From 1996 to 1997, Mr. Thomas was Vice
                      President - Engineering of Anker Energy Corporation.
                      Mr. Thomas was Vice President - Operations of Great
                      Western Coal Company for more than five years prior
                      to 1996.
Todd A. Freyer         Mr. Freyer has been Controller of KMC since           41
                      April 1, 2000 and Treasurer since February 2, 1999.
                      Mr. Freyer was Accounting Manager of Kiewit Mining
                      Group from April 1999 through September 2000 and was
                      Accounting Supervisor of Kiewit Mining Group for more
                      than five years prior to April 1999.

                                    6
---------------------------------------------------------------------------


                                   PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
Matters.

      Market Information. As of December 31, 2001, shares of KMC's common stock ("Common Stock") are not listed on any national securities exchange or quoted on the NASDAQ National Market and there is no established public trading market for the Common Stock.

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

      In the event that the KMC Board of Directors decides to conduct an initial public offering of the Common Stock, officers and directors of KMC and stockholders owning one percent or more of the Common Stock outstanding at the time of the offering will not be permitted to sell or otherwise transfer any shares held by them for a period of up to one hundred eighty days following the offering. In addition to any officers and directors who may be subject to the 180-day transfer restriction following an initial public offering, KMC estimates that there may be up to eight additional stockholders who may own 1% or more of Common Stock and thus be subject to this transfer restriction.

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

      Formula Price. The formula price of the Common Stock is determined by dividing the sum of total redeemable common stock plus the face amount of convertible debentures by the total number of issued and outstanding shares of Common Stock plus the total number of shares reserved for the conversion of outstanding convertible debentures at the end of the previous year and deducting from the quotient the amount of declared dividends during the current year. At December 31, 2001, the formula price of the Common Stock was $8.77 per share. At December 31, 2000, the formula price of the Common Stock was $7.86 per share. At September 30, 2000, the formula price of the Common Stock was $7.14 per share.

      Stockholders. On March 27, 2002 the Company had the following numbers of stockholders and outstanding shares:

      Class of Stock      Stockholders      Outstanding Shares
      --------------      ------------      ------------------

      Common Stock           1,491              36,077,833

      Dividends and Prices. The Company does not currently intend to pay cash dividends on the Common Stock.


                                    7
---------------------------------------------------------------------------

Item 6.  Selected Financial Data.

      The following table presents selected historical financial data of the Company as of and for the fiscal years ended 1997 through 2001, and is derived from the Company's historical consolidated financial statements and the notes to those financial statements. The Company was a subsidiary of PKS prior to September 30, 2000.

                                            Fiscal Year Ended
                           2001        2000      1999      1998     1997
---------------------------------------------------------------------------
                               (in thousands, except per share data)

Results of Operations:
  Revenue                $ 508,819 $ 488,509 $ 437,458 $ 333,060 $ 277,309
  Net earnings           $  35,085 $  27,052 $  25,828 $  15,378 $  16,542

Per Common Share:
  Net earnings
    Basic                $     .97 $     .74 $     .71 $     .42 $     .46
    Diluted              $     .94 $     .74 $     .71 $     .42 $     .46
  Dividends              $       - $       - $       - $       - $     .11
  Formula price (1)      $    8.77 $    7.86
  Book value             $    8.86 $    7.90 $    5.77 $    3.83 $    3.35

Financial Position:
  Total assets           $ 415,649 $ 376,243 $ 277,991 $ 207,054 $ 181,699
  Current portion of
   long-term debt        $   1,127 $   1,112 $     562 $     740 $     387
  Long-term debt,
   net of current
   portion               $   2,534 $   3,779 $   3,753 $     761 $   1,492

  Redeemable Common
   Stock (2)             $ 320,964 $ 288,011 $ 209,733 $ 139,287 $ 121,631
-------------------------------------------------------------------

(1) Pursuant to the Certificate, the formula price calculation is computed annually at the end of the fiscal year as described previously in Item
      5. All share transactions commencing during the subsequent year are valued at the previous fiscal year end formula price. There was not a separate calculation of formula price for the Company while it was wholly owned by PKS. On September 30, 2000, the formula price of the Common Stock was $7.14 per share.

(2) Holders of Common Stock are prohibited from transferring the Common Stock in any manner except in a sale to the Company and to certain authorized transferees of the holders. The Company is generally required to purchase all Common Stock at the formula price. The aggregate redemption value of Common Stock at December 31, 2001 and December 31, 2000 was $317,622 and $286,603, respectively.

                                    8
---------------------------------------------------------------------------
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   Results of Operations - 2001 vs. 2000

      Revenue.  Revenue increased $20 million in 2001 to $509 million as
compared to $489 million in 2000.   Revenue from Arizona Operations increased
$16 million due to higher average selling prices for hot-mix asphalt and ready-mix concrete products. Revenues for the operating division also benefited from a 5% increase in unit sales of hot-mix asphalt products. These increases were partially offset by a 3% decrease in ready-mix concrete sales in 2001 when compared to 2000. Revenue from the Pacific Northwest Operations declined $7 million between the two periods resulting from a 9% decline in aggregate unit volumes, an 11% decline in hot-mix asphalt product sales, and a 7% decline in ready-mix concrete sales. Average selling prices for aggregate also declined for 2001 when compared to 2000. The decrease in revenue was mitigated by slightly higher average selling prices for hot-mix asphalt and ready-mix concrete products. Other Operations experienced an $11 million increase as revenue from 2000 acquisitions compensated for a 29% decline in unit volumes from operations owned prior to 2000.

      Gross Profit. Gross profit margins increased to 15% in 2001 as compared to 14% in 2000. Gross profits for Arizona Operations increased largely due to improved hot-mix asphalt margins as a result of higher average selling prices. Gross profit margins for the Pacific Northwest Operations declined as a result of lower unit volumes and lower average selling prices for aggregate products. Gross profit margins for Other Operations improved as the higher overall margins generated from 2000 acquisitions offset slightly lower margins achieved by operations owned prior to 2000.

      General and Administrative.  General and administrative expenses
increased $1 million in 2001 when compared to 2000.   Arizona Operations was
unchanged for the two periods as cost efficiency measures offset the additional costs necessary to support higher asphalt unit volumes. Pacific Northwest Operations experienced a slight decrease due to the reduction in activities necessary to support the lower unit volumes. Other Operations expenses increased to support an expanded operating area as a result of an acquisition in the second half of 2000. Corporate Operations increased due to ongoing costs related to becoming an independent company in September 2000.

      Gain on Sale of Property, Plant and Equipment. Gains from the sale of property, plant and equipment increased $3 million in 2001 when compared to 2000, due to gains recognized on the sale of land in the Arizona and Pacific Northwest Operations.

      Other Income and Expense. Other income decreased $1 million in 2001 when compared to 2000. The decrease is attributable to the recognition of operating results from a 2001 acquisition of a non-materials related operation, the write-off of a gain contingent upon the successful outcome of a court appeal and an overall decrease in interest rates earned on investments.

      Income Tax Expense. Income taxes differ from the federal statutory rate primarily because of state income taxes and percentage depletion. The effective tax rates were 36.5% for 2001 and 40.8% for 2000.

                       Results of Operations - 2000 vs. 1999

      The Board of Directors of PKS decided to separate its construction and materials businesses into two separate, independent companies in a spin-off that was intended to be tax-free for U.S. federal income tax purposes. To effectuate the transaction, the Board of Directors of PKS declared a dividend payable to the holders of record of PKS common stock as of September 15, 2000, based upon a ratio of one share of Common Stock for every share of PKS common stock owned on the record date. Effective September 30, 2000, all of the outstanding shares of Common Stock were distributed to PKS stockholders. Following the Spin-off, the Company began operations as an independent company. Prior to September 30, 2000, the financial statements reflect the results of operations, financial position and cash flows of the businesses transferred to the Company from PKS as they operated within PKS. As a result, the financial statements of the Company prior to September 30, 2000 have been carved out from the financial statements of PKS using the historical results of operations and historical basis of the assets and liabilities of such businesses. The Company's statements of earnings prior to September 30, 2000, include all of the related costs of doing business, including charges for the use of facilities and for employee benefits, and include an allocation of certain general corporate expenses of PKS which were not directly related to

                                    9
---------------------------------------------------------------------------

these businesses, including costs for information technology, finance, legal and corporate executive. Management believes these allocations were made on a reasonable basis. The financial information for periods prior to September 30, 2000 included herein, however, may not necessarily be indicative of the results of operations, financial position and cash flows of the Company in the future or what the results of operations, financial position and cash flows would have been had the Company been a separate, independent company during the periods presented.

      Revenue.  Revenues increased $52 million in 2000 to $489 million as
compared to $437 million for the same period in 1999.   Revenue from Arizona
Operations increased $25 million as this operating division experienced higher
unit sales of aggregates and ready-mix concrete.   This increase was offset by
a 20% decline in unit sales of hot-mix asphalt as the operating division became more selective in supplying the market in an effort to improve gross profit margins for hot-mix asphalt. Revenue from operations located in the Pacific Northwest increased $5 million in 2000 compared to 1999. However, had the Company owned 100% of Pacific Rock Products, L.L.C. and Pacific Rock Products Trucking L.L.C. (formerly River City Machinery L.L.C.) (collectively "Pacific Rock") for all of 1999, revenue from Pacific Northwest Operations would have shown a $2 million decrease. This decline was attributable to 23% lower unit sales of aggregates as the demand for those products softened in 2000. Partially offsetting the aggregate revenue decline was an increase in hot-mix asphalt sales resulting from an additional plant. Other Operations revenue increased $22 million primarily from revenue produced by acquisitions occurring in 2000.

      Gross Profit. Gross profit margins for the Company remained consistent at approximately 14% for the two periods. Gross profits for Arizona Operations improved slightly as the operating division became more selective in supplying hot-mix asphalt products to the market. Gross profit for Pacific Northwest Operations declined 50% in 2000 compared to 1999. The decrease in sales of aggregates, higher asphalt oil costs and higher fuel expenses were responsible for this decrease. Gross profit margins from Other Operations also improved primarily from the acquisitions occurring in 2000.

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

            Liquidity and Financial Condition - December 31, 2001

            Cash and cash equivalents increased $49 million to $117 million at December 31, 2001 from $68 million at December 31, 2000. The increase reflects net cash provided by operations of $69 million and by financing activities of $3 million offset by net cash used in investing activities of $23 million.

            Net cash provided by operations amounted to $69 million compared to $45 million for the same period in 2000. The $24 million increase was mainly due to higher net income of $8 million and a decrease in accounts receivable of $28 million. These sources of cash were partially offset by a decrease in accounts payable due to timing of vendor payments and by changes in other working capital.

            Net cash used in investing activities in 2001 decreased by $84 million to $23 million as compared to 2000. A $62 million decrease in investments and acquisitions, $16 million decrease in capital expenditures and an increase in proceeds from sales of property, plant and equipment of $6 million comprised the decreases in cash used in investing activities.

                                    10
---------------------------------------------------------------------------

            Net cash provided by financing activities decreased by $55 million to $3 million as compared to 2000. The decrease was mainly due to the receipt of a final capital contribution from former parent of $50 million in 2000, repurchases of common stock of $3 million and additional payments on long-term debt of $2 million.

            The Company believes that its current cash position together with anticipated cash flows from operations will be sufficient for the working capital and equipment replacement requirements of the Company for the next twelve months. The Company does not have any established credit facilities. At December 31, 2001, the Company had $19 million of notes and convertible debentures payable. Further, the Company does not currently intend to pay any cash dividends.

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

                         Critical Accounting Policies

            The Company has prepared its financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management. The Company's significant accounting policies are discussed in Note 3 of Notes to Consolidated Financial Statements. The Company's critical accounting policies are subject to judgments and uncertainties which affect the application of such policies. As discussed below the Company's financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. The Company's critical accounting policies include:

            Impairment of long-lived assets and intangibles. The Company reviews the carrying values of its long-lived assets, including goodwill and identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Unforeseen events and changes in circumstances and market conditions and material differences in the value of intangible assets due to changes in estimates of future cash flows could negatively affect the fair value of the Company's assets and result in an impairment charge.

            Accrued insurance cost. The Company maintains insurance coverage for various aspects of its business and operations. The Company has elected, however, to retain a portion of losses that occur through the use of various deductibles, limits and retentions under its insurance programs. The Company accrues for the estimated ultimate liability for incurred losses. Consequently, the actual ultimate liability could differ from these estimated liabilities.

            Purchase accounting. The Company accounts for its acquisitions under the purchase method of accounting and accordingly, the acquired assets and liabilities assumed are recorded at their respective fair values. The recorded values of assets and liabilities are based on third-party estimates and valuations when available. The remaining values are based on management's judgments and estimates, and accordingly, the Company's financial position or results of operations may be affected by changes in estimates and judgments.

            Revenue recognition. Revenue is recognized when the earnings process is complete, as evidenced by an agreement between the customer and the Company, when delivery has occurred or services have been rendered, when the fee is fixed or determinable and when collection is probable. The Company's


                                    11
---------------------------------------------------------------------------

revenue recognition policy is discussed in Note 3 of Notes to Consolidated Financial Statements. The recognition of revenue in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of revenue. Estimates related to the recognition of revenue include the allowance for doubtful accounts. The amount is determined based on management's judgments of the ability to collect outstanding receivables considering market conditions at each operating segment throughout the year. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

      The Company does not believe that its business is subject to significant market risks arising from interest rates, foreign exchange rates or equity prices. The Company may be subject to market risks arising from interest rate fluctuations if the Company borrows funds to make investments in future acquisitions.

      In addition, the Company became a limited partner in a private investment fund limited partnership (the "Partnership")as discussed in Note
18 of Notes to Consolidated Financial Statements. The investment objective of the Partnership is to generate current income and capital appreciation while minimizing the potential for loss of principal. The Partnership may use a variety of investment strategies with the principle one being merger arbitrage. In general, a merger arbitrage strategy involves purchasing the stock of a company being acquired or merged with another company and selling short the stock of the acquiring company. A particular merger arbitrage transaction will either derive a profit or a loss depending on the price differential between the price of the securities when purchased and the price ultimately realized when the transaction is completed. The primary risk is that a loss could result if the transaction is not completed. The Partnership invests in a diversified portfolio of these types of transactions to minimize risk of loss.

                                    12
---------------------------------------------------------------------------

Item 8.  Financial Statements and Supplementary Data.


                         Independent Auditors' Report
                         ----------------------------

The Board of Directors and Stockholders
Kiewit Materials Company:

We have audited the accompanying consolidated balance sheet of Kiewit Materials Company and subsidiaries as of December 31, 2001, and the related consolidated statements of earnings, changes in redeemable stock and comprehensive income (loss), and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also audited the financial statement schedule listed in the Index at Item 14(a) as of December 31, 2001, and for the year then ended. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kiewit Materials Company and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

/s/ KPMG LLP
---------------
Omaha, Nebraska
March 8, 2002


                                    13
---------------------------------------------------------------------------


                     Report of Independent Accountants
                     ---------------------------------


The Board of Directors and Stockholders
Kiewit Materials Company


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of changes in redeemable common stock and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Kiewit Materials Company and subsidiaries at December 31, 2000, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/PricewaterhouseCoopers LLP
-----------------------------
Omaha, Nebraska
March 5, 2001


                                    14
---------------------------------------------------------------------------

                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                         Consolidated Balance Sheets
                    December 31, 2001 and December 31, 2000


(in thousands)                                   2001              2000
---------------------------------------------------------------------------

Assets

Current assets:
  Cash and cash equivalents                $  117,218       $    68,468
  Receivables, less allowance of
     $1,083 and $1,187                         51,534            67,793
  Inventories                                  13,829            14,126
  Deferred income taxes                         3,622             3,625
  Current income taxes                            435                 -
  Other                                         5,265             4,068
                                          -----------        ----------
Total current assets                          191,903           158,080
                                          -----------        ----------

Property, plant and equipment, at cost        272,825           250,987
  Less accumulated depreciation
       and depletion                         (126,942)         (111,982)
                                          -----------        ----------
Net property, plant and equipment             145,883           139,005
                                          -----------        ----------

Goodwill, net of accumulated amortization
of $10,008 and $7,413                          57,476            58,924
                                          -----------        ----------

Intangible, net of accumulated
amortization of $2,053 and $1,363 and
other assets                                   20,387            20,234
                                          -----------        ----------

Total assets                              $   415,649         $  376,243
                                          ===========         ==========
------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                                    15
---------------------------------------------------------------------------

                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                         Consolidated Balance Sheets
                    December 31, 2001 and December 31, 2000



(in thousands, except share data)                   2001              2000
---------------------------------------------------------------------------

Liabilities and Redeemable Common Stock

Current liabilities:
  Accounts payable                             $  37,101         $  41,540
  Current portion of long-term debt                1,127             1,112
  Accrued payroll and payroll taxes                8,770             7,716
  Accrued insurance costs                          6,103             5,293
  Current income taxes                                 -             1,964
  Other                                            4,449             4,349
                                               ---------         ---------
Total current liabilities                         57,550            61,974

Long-term debt, less current portion               2,534             3,779
Convertible debentures                            15,762             8,075
Deferred income taxes                             16,495            12,528
Other liabilities                                  1,111               789
Minority interest                                  1,233             1,087
                                               ---------         ---------
Total liabilities                                 94,685            88,232
                                               ---------         ---------

Preferred stock, par $.01; 10 million
   shares authorized, no shares issued                 -                 -

Redeemable common stock ($317,622 and $286,603 aggregate redemption value):
  Common stock, $.01 par value,
   100 million shares authorized
   36,216,902 and 36,463,482  issued
   and outstanding                                   362               365
   Additional paid-in capital                    175,555           177,490
   Accumulated other comprehensive loss             (194)                -
   Retained earnings                             145,241           110,156
                                               ---------         ---------
Total redeemable common stock                    320,964           288,011
                                               ---------         ---------
Total liabilities and redeemable common stock  $ 415,649         $ 376,243
                                               =========         =========
---------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                                    16
---------------------------------------------------------------------------

                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                         Consolidated Statements of Earnings
                    For the three fiscal years ended December 31, 2001


(in thousands, except per share data)             2001       2000       1999
------------------------------------------------------------------- --------

Revenue                                      $ 508,819  $ 473,458  $ 427,046
Revenue from affiliates                              -     15,051     10,412
                                             ---------  ---------  ---------
Total revenue                                  508,819    488,509    437,458

Cost of revenue                               (408,070)  (398,855)  (358,444)
Depreciation, depletion and amortization       (23,367)   (21,819)   (16,970)
                                             ---------  ---------  ---------
Gross profit                                    77,382     67,835     62,044

General and administrative expenses            (27,968)   (26,642)   (24,669)
Gain on sale of property, plant and equipment    3,555        960        899
                                             ---------  ---------  ---------

Operating earnings                              52,969     42,153     38,274
                                             ---------  ---------  ---------

Other income (expense):
   Investment income                             4,496      4,785      4,585
   Equity earnings                                   -          -        266
   Interest expense                             (1,142)    (1,509)    (1,853)
   Other, net                                     (844)       361        157
                                             ---------  ---------  ---------
   Total other income                            2,510      3,637      3,155
                                             ---------  ---------  ---------

Earnings before income taxes and
   minority interest                            55,479     45,790     41,429

Minority interest in net earnings of
   subsidiaries, net of tax                       (153)       (58)        92
Provision for income taxes                     (20,241)   (18,680)   (15,693)
                                             ---------  ---------  ---------

Net earnings                                 $  35,085  $  27,052  $  25,828
                                             =========  =========  =========

Net earnings per share:
  Basic                                      $     .97  $     .74  $     .71
                                             =========  =========  =========
  Diluted                                    $     .94  $     .74  $     .71
                                             =========  =========  =========

---------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                    17
---------------------------------------------------------------------------

                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

       Consolidated Statements of Changes in Redeemable Common Stock and
                         Comprehensive Income (Loss)
              For the three fiscal years ended December 31, 2001

                                                   Accumulated                 Total
                            Redeemable Additional   Other                   Redeemable
(in thousand,                 Common    Paid-in   Comprehensive   Retained    Common
 except per share data)        Stock     Capital   Income (Loss)   Earnings    Stock
-------------------------------------------------------------------------------------
Balance at December 26, 1998 $      -  $  82,466  $   (456)    $ 57,277 $139,287

Dividends                        -          -         -           (1)      (1)
Contribution from former
   parent                        -     44,161         -            -   44,161

Comprehensive income:
  Net earnings                   -          -         -       25,828   25,828
  Change in unrealized
    holding loss, net of
    tax                          -          -       (25)           -      (25)
  Minimum pension liability
    adjustment                   -          -       482            -      482
                                                                       ------
Total comprehensive income                                             26,285
                           -------   --------   -------      -------   ------

Balance at December 25,
   1999                        -   126,627          1     83,104  209,732

Contribution from former parent  -    50,374           -           -  50,374
Stock split                    363      (363)          -           -        -
Issuance of common stock         2     1,135           -           -    1,137
Redemptions of common stock      -      (283)          -           -     (283)

Comprehensive income:
  Net earnings                   -         -           -      27,052   27,052
  Change in unrealized holding
    loss, net of tax             -         -          (1)          -       (1)
  Minimum pension liability
    Adjustment                   -         -           -           -        -
                                                                       ------
Total comprehensive income                                             27,051
                           -------   --------   -------      -------   ------

Balance at December 31,
   2000                        365    177,490         -      110,156  288,011

Issuance of common stock         1      1,317         -            -    1,318
Redemptions of common stock     (4)    (3,252)        -            -   (3,256)

Comprehensive income:
  Net earnings                   -          -         -       35,085   35,085
  Minimum pension liability
   adjustment                    -          -      (194)           -     (194)
                                                                       ------
Total comprehensive income                                             34,891
                           -------   --------   -------      -------   ------
Balance at December 31,
   2001                    $   362   $175,555   $  (194)   $ 145,241 $320,964
                           =======   ========   =======    ========= ========

------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                                    18
---------------------------------------------------------------------------
                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows
              For the three fiscal years ended December 31, 2001

(in thousands)                               2001        2000        1999
----------------------------------------------------------------------------

Cash flows from operations:
  Net earnings                              $  35,085  $  27,052   $  25,828
  Adjustments to reconcile net earnings to
    net cash provided by operations:
      Depreciation, depletion
          and amortization                     23,367     21,819      16,970
      Gain on sale of property, plant and
         equipment                             (3,555)      (960)       (899)
      Equity loss, net                              -          -         129
      Minority interest                           153         58          92
      Deferred income taxes                     3,988      4,388         748
      Change in working capital items:
      Receivables                              15,979    (11,997)     (2,168)
      Inventories                                 852       (242)     (2,004)
      Other current assets                     (1,831)    (1,077)        931
      Accounts payable                         (4,488)    16,857     (14,883)
      Accrued payroll and payroll taxes           614         52         985
      Accrued insurance                           811     (1,484)      1,150
      Income taxes payable                     (2,399)    (9,852)      6,257
      Other liabilities                           494        707      (1,910)
                                            ---------   --------    --------
Net cash provided by operations                69,070     45,321      31,226
                                            ---------   --------    --------

Cash flows from investing activities:
  Proceeds from sales and maturities of
     marketable securities                          -      2,500           -
  Additions to notes receivable                     -     (2,400)          -
  Proceeds from sale of property, plant and
     equipment                                  7,762      1,947       2,676
  Capital expenditures                        (14,595)   (30,710)    (19,458)
  Investments and acquisitions, net of
     cash acquired                            (16,188)   (78,675)    (36,152)
                                            ---------   --------    --------
Net cash used in investing activities         (23,021)  (107,338)    (52,934)
                                            ---------   --------    --------

Cash flows from financing activities:
  Payments on long-term debt                   (3,103)    (1,186)    (15,759)
  Issuances of convertible debentures           7,798      8,075           -
  Redemptions of convertible debentures           (56)         -           -
  Issuances of common stock                     1,318      1,137           -
  Repurchases of common stock                  (3,256)      (283)          -
  Contributions from former parent                  -     50,374      44,161
                                            ---------   --------    --------
Net cash provided by financing activities       2,701     58,117      28,402
                                            ---------   --------    --------
Net increase (decrease) in cash and cash
   equivalents                                 48,750     (3,900)      6,694
Cash and cash equivalents at beginning of year 68,468     72,368      65,674
                                            ---------   --------    --------
Cash and cash equivalents at end of year    $ 117,218   $ 68,468    $ 72,368
                                            =========   ========    ========
Supplemental disclosures of cash flow
 information:
  Taxes paid                                $  18,103   $ 23,243    $  7,466
                                            =========   ========    ========
  Interest paid                             $     870   $  1,403    $  1,849
                                            =========   ========    ========
------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.



                                    19
---------------------------------------------------------------------------


                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

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

      Prior to the Spin-off, the consolidated financial statements reflect the assets, liabilities, revenues and expenses that were directly related to the Company as they were operated within PKS. Where assets and liabilities were not specifically identifiable to any particular business of PKS, only those assets and liabilities transferred to the Company are included in the Company's consolidated balance sheets. Regardless of the allocation of these assets and liabilities, however, the Company's consolidated statements of earnings include all of the related costs of doing business including an allocation of certain general corporate expenses of PKS which were not directly related to the Company including costs for information technology, finance, legal and corporate executive. These allocations were based on a variety of factors including, for example, personnel, space, time and effort, and sales volume. Management believes these allocations were made on a reasonable basis.

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

      General:

      The Company has adopted a calendar fiscal year starting with December 31, 2000. In previous periods, the Company had a 52-53 week fiscal year which ended on the last Saturday in December.


                                    20
---------------------------------------------------------------------------

                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (in thousands, except per share data)

3.    Summary of Significant Accounting Policies, Continued:

      General, Continued:

      The Company principally operates in the Southwest and Northwest portions of the United States. The Company produces and distributes construction materials including ready-mix concrete, hot-mix asphalt, sand, gravel, crushed stone and railroad ballast.

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

      Use of Estimates:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Revenue Recognition:

      Materials revenue, net of discounts, trade allowances and product returns is recognized at the time the products are delivered.

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


                                    21
---------------------------------------------------------------------------


                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (in thousands, except per share data)

3.    Summary of Significant Accounting Policies, Continued:

      Depreciation:

      Property, plant and equipment are recorded at cost. Depreciation is provided on a straight line method based on the following useful lives:
                                                           Years
                                                           -----
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


                                    22
---------------------------------------------------------------------------

                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (in thousands, except per share data)

3.    Summary of Significant Accounting Policies, Continued:

      Income Taxes, Continued:

      A valuation allowance would be recognized if it were anticipated that some or all of a deferred tax asset would not be realized.

      Accrued Insurance Costs:

      The Company maintains insurance coverage for various aspects of its business and operations. The Company has elected, however, to retain a portion of losses that occur through the use of various deductibles, limits and retentions under its insurance programs. The Company accrues for the estimated ultimate liability for incurred losses. Consequently, the actual ultimate liability could differ from these estimated liabilities.

      General and Administrative Costs:

      Subsequent to the Spin-off, the consolidated financial statements include general and administrative costs incurred by the Company on a stand-alone basis. PKS and the Company have entered into a number of agreements to facilitate the transition of the Company to an independent
      business enterprise (Note 18).   In 2001 and 2000, the Company incurred
      $1,591 and $2,438, respectively, of general and administrative costs in connection with these agreements.

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

                                    23
---------------------------------------------------------------------------

                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (in thousands, except per share data)

3.    Summary of Significant Accounting Policies, Continued:

      Earnings Per Share, Continued:

      Earnings per share, as presented in the Consolidated Statements of Earnings was calculated as if the 36,344 common shares issued in connection with the Spin-off were outstanding for all periods prior to the Spin-off.
                                              2001          2000         1999
                                              ----          ----         ----
     Net earnings available to common
       stockholders                      $  35,085     $  27,052     $ 25,828
     Interest expense, net of tax effect,
       associated with  convertible
       debentures                              492            42            -
                                        ----------     ---------     --------
     Net earnings for diluted shares    $   35,577     $  27,094     $ 25,828
                                        ==========     =========     ========
     Total number of weighted average
       shares outstanding used to
       compute basic earnings per
       share                                36,267        36,352       36,344
     Additional dilutive shares assuming
       conversion of convertible
       debentures                            1,563           437            -
                                        ----------     ---------     --------
     Total number of shares used to
       compute diluted earnings per share   37,830        36,789       36,344
                                        ==========     =========     ========
     Net earnings per share
       Basic                            $      .97     $     .74     $    .71
                                        ==========     =========     ========
       Diluted                          $      .94     $     .74     $    .71
                                        ==========     =========     ========
     Recent Pronouncements:

     In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement is effective for all fiscal years beginning after September 15, 2000. Adoption of this statement did not materially affect the Company's financial statements as the Company has no derivative instruments or hedging activities.

     In July 2001, the FASB issued SFAS No. 141 ("SFAS 141"), "Business Combinations," and SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets."

     SFAS 141 supercedes Accounting Principles Board Opinion ("APB") No. 16 "Business Combinations." The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

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

     The Company does not anticipate the adoption of SFAS 141 and 142 to have a material effect on its consolidated financial position or results of operations.

                                    24
---------------------------------------------------------------------------

                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (in thousands, except per share data)

3.    Summary of Significant Accounting Policies, Continued:

      Recent Pronouncements, Continued:

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

      In several of the states the Company operates, a reclamation obligation is not required by the governing bodies, therefore, the Company does not anticipate the adoption of this statement to have a material effect on the consolidated financial position or results of operations.

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

      Management does not expect the adoption of SFAS 144 to have a material effect on the consolidated financial position or results of operations.

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

                                    25
---------------------------------------------------------------------------
                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (in thousands, except per share data)

4.    Acquisitions, Continued:

      The following unaudited pro forma financial information assumes the aforementioned acquisitions occurred at the beginning of the year preceding their acquisition. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the year preceding their acquisition, or the results which may occur in the future:

                                                2000              1999
                                           ---------         ---------
     Revenue                               $ 493,879         $ 474,111
     Net earnings                          $  28,228         $  31,486
     Net earnings per share:
      Basic                                $     .78         $     .87
                                           =========         =========
      Diluted                              $     .77         $     .87
                                           =========         =========

     During 2001, 2000, and 1999, the Company acquired the assets of various materials operations and invested in land and mineral property other than those described above. All of these were accounted for by the purchase method and, accordingly, results of operations for the acquired businesses have been included in the Consolidated Statements of Earnings from their respective dates of acquisition. Pro forma financial information is not presented for these acquisitions because the impact is not material to the results of operations. The aggregate purchase prices were $16,188, $7,803, and $4,270 during 2001, 2000 and 1999, respectively.

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

                                    26
---------------------------------------------------------------------------
                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (in thousands, except per share data)

6.   Inventories:

     Inventories consist of the following:

                                                2001              2000
                                           ---------         ---------
          Raw materials                    $  11,749         $  12,147
          Other                                2,080             1,979
                                           ---------         ---------
          Total inventories                $  13,829         $  14,126
                                           =========         =========

7.   Property, Plant and Equipment:

     Property, plant and equipment consists of the following:
                                                2001              2000
                                           ---------         ---------
          Land and mineral properties      $  52,531         $  38,790
          Buildings and improvements           8,716             8,356
          Equipment and other                211,578           203,841
                                           ---------         ---------
          Total property, plant and
            equipment                      $ 272,825         $ 250,987
                                           =========         =========

8.   Intangible and Other Assets:

     Intangible and other assets consists of the following:

                                                2001              2000
                                           ---------         ---------
     Other intangible assets, net of
      accumulated amortization of
      $2,053 and $1,363                    $  15,063         $  15,454
      Land option                              2,000             2,000
     Notes receivable                          2,400             2,403
     Other                                       924               377
                                           ---------         ---------
                                           $  20,387         $  20,234
                                           =========         =========

9.   Employee Benefit Plans:

     The Company makes contributions based on collective bargaining agreements to several multi-employer union pension plans. These contributions are included in cost of revenue. Under federal law, the Company may be liable for a portion of future plan deficiencies; however, there are no known deficiencies.

     In 2001, the Company no longer had employees covered under a profit sharing plan.

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

                                    27
---------------------------------------------------------------------------

                   KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (in thousands, except per share data)

9.   Employee Benefit Plans, Continued:

                                                   2001                2000
                                                --------            --------
     Change in benefit obligation:
       Benefit obligation at beginning of year  $  6,324            $  4,854
       Service cost                                1,254                 995
       Interest cost                                 535                 401
       Actuarial loss                                424                 206
       Benefits paid                                (165)               (132)
                                                --------            --------
     Benefit obligation at end of year             8,372               6,324
                                                --------            --------

     Change in plan assets:
       Fair value of plan assets at beginning
         of year                                   6,647               4,766
       Actual return on plan assets                 (644)               (540)
       Employer contribution                       2,095               2,552
       Benefits paid                                (165)               (132)
                                                --------            --------
     Fair value of plan assets at end of year      7,933               6,646
                                                --------            --------

     Funded status                                  (439)                322
     Unrecognized net actuarial loss               2,078                 431
     Unrecognized prior service cost                 116                 139
                                                --------            --------
     Prepaid benefit cost                       $  1,755            $    892
                                                ========            ========

     Amounts recognized in the statement of financial position consist of:

       Prepaid benefit cost                     $  1,755            $    892
       Accrued benefit liability                    (439)                  -
       Intangible asset                              116                   -
       Deferred tax benefit                          129                   -
       Accumulated other comprehensive loss          194                   -
                                                --------            --------

       Net amount recognized                    $  1,755            $    892
                                                ========            ========

                                            2001          2000          1999
                                       ---------       -------     ---------
     Weighted-average assumptions as
       of year end:
       Discount rate                        8.0%           8.0%         8.0%
       Expected return on plan assets       8.0%           8.0%         8.0%
     Components of net periodic benefit cost:
       Service cost                    $   1,254       $   995     $   1,138
       Interest cost                         535           401           310
       Expected return on plan assets        584           540          (314)
       Amortization of prior service cost     22            22            22
       Recognized net actuarial (gain) loss   15            (4)           24
       Asset loss                         (1,178)         (983)            -
                                       ---------       -------     ---------
Net periodic benefit cost              $   1,232       $   971     $   1,180
                                       =========       =======     =========

                                    28
---------------------------------------------------------------------------

                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (in thousands, except per share data)


10.  Redeemable Common Stock Shares Issued and Outstanding:

     The Company is generally committed to purchase all stock at the amount computed pursuant to its Restated Certificate of Incorporation. Issuances and repurchases of Common Stock, including conversions, since the Spin-off were as follows:

       Balance at September 30, 2000           36,344
       Shares issued in 2000                      159
       Shares repurchased in 2000                 (40)
                                               ------
       Balance at December 31, 2000            36,463
       Shares issued in 2001                      168
       Shares repurchased in 2001                (414)
                                               ------
       Balance at December 31, 2001            36,217
                                               ======

11.  Long-Term Debt:

     Long-term debt consisted of  the following:
                                               2001        2000
                                              -----        ----
     6.5% note payable monthly to 2006      $   498     $     -
     4.42% note payable in 2003                 740           -
     8% note payable monthly to 2009              -       1,343
     7.629% note payable monthly to 2016          -         755
     6.42% note payable due in 2002             586         586
     9% note payable monthly to 2016            562         579
     6.42% note payable due in 2003             551         551
     7% note payable quarterly to 2003          211         276
     9.5% note payable monthly to 2002           40          93
     Other                                      473         708
                                            -------      ------
                                              3,661       4,891
     Less current portion                     1,127       1,112
                                            -------      ------
                                            $ 2,534     $ 3,779
                                            =======     =======

     Long-term debt repayments are due as follows:

               2002                         $ 1,127
               2003                           1,655
               2004                             142
               2005                             152
               2006                             133
               2007 and thereafter              452
                                            -------
                                            $ 3,661
                                            =======

     The 8% note payable was issued in 1999 to purchase land and is collateralized by a deed of trust.

     The 7% note payable is not collateralized and was issued as additional consideration as part of a 1997 acquisition.

     The 4.42% and 6.5% notes were issued in 2001 to purchase land and are collateralized by a deed of trust.

                                    29
---------------------------------------------------------------------------

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

12.  Convertible Debentures:

     The face amount of convertible debentures amounted to $15,446 and $7,894 at December 31, 2001 and December 31, 2000, respectively. The convertible debenture bond premiums amounted to $316 and $181 at December 31, 2001 and December 31, 2000, respectively. The convertible debentures bear interest of 6.60% - 8.25% and are due in 2010 and 2011.

     Each series of debentures is convertible as follows: 2000A during October 2002; 2000B during October 2003; 2000C during October 2004; 2000D during November 2005; and 2001 during August 2006. Each annual series may be redeemed in its entirety prior to the due date except during the conversion period. At December 31, 2001 and December 31, 2000, 2,119 and 1,158 shares of stock were reserved for future conversions.

13.  Income Taxes:

     An analysis of the provision for income taxes relating to earnings before income taxes and minority interest for the three fiscal years ended December 31, 2001 follows:

                              Federal        State        Total
                              -------        -----        -----
     2001:
       Current                  $   13,756    $   2,497   $   16,253
       Deferred                      3,069          919        3,988
                                ----------    ---------   ----------
                                $   16,825    $   3,416   $   20,241
                                ==========    =========   ==========
     2000:
       Current                  $   10,636    $   3,656   $   14,292
       Deferred                      3,238        1,150        4,388
                                ----------    ---------   ----------
                                $   13,874    $   4,806   $   18,680
                                ==========    =========   ==========
     1999:
       Current                  $   11,692    $   3,253   $   14,945
       Deferred                        559          189          748
                                ----------    ---------   ----------
                                $   12,251    $   3,442   $   15,693
                                ==========    =========   ==========

                                    30
---------------------------------------------------------------------------

                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (in thousands, except per share data)

13.  Income Taxes, Continued:

     The actual income tax expense differs from the "expected" tax expense computed by applying the U.S. Federal corporate tax rate of 35% to earnings before income taxes and minority interest as follows:

                                          2001          2000          1999
                                          ----          ----          ----
     Federal income tax expense at
       statutory rate                 $ 19,418      $ 16,027      $ 14,554
     State income tax, net of Federal
        tax benefit                      2,849         2,946         2,307
     Percentage depletion               (1,700)       (1,559)       (1,161)
     Prior year adjustment                (703)        1,209          (367)
     Other                                 377            57           360
                                      --------      --------      --------
                                      $ 20,241     $  18,680      $ 15,693
                                      ========     =========      ========

     The components of the net deferred tax liabilities for the fiscal years ended December 31, 2001 and December 31, 2000 were as follows:

                                            2001                  2000
                                                 Non                   Non
                                     Current    Current    Current    Current
                                     ----------------------------------------
     Deferred tax assets:
        Insurance claims             $ 2,340    $     -    $ 1,993    $     -
     Compensation / retirement benefits  496        129        940          -
     Other                               836        448        692        482
                                     ----------------------------------------
     Total deferred tax assets         3,672        577      3,625        482
                                     ----------------------------------------
     Deferred tax (liabilities):
        Asset bases / accumulated
        Depreciation                       -    (14,218)         -    (11,144)
     LLC / joint venture investments       -     (1,562)         -     (1,303)
     Other                               (50)    (1,292)         -       (563)
                                     ----------------------------------------
     Total deferred tax (liabilities)    (50)   (17,072)         -    (13,010)
                                     ----------------------------------------
     Net deferred tax assets
          (liabilities)              $ 3,622   $(16,495)   $ 3,625   $(12,528)
                                     ========================================

14.  Segment Reporting:

     The Company has four operating segments, Arizona Operations, Pacific Northwest Operations, Northern California Operations and Quarries Operations, which represent separately managed strategic business units that have different marketing strategies. Arizona Operations derives its revenue from the sale of aggregates, ready-mix, asphalt and paving operations. The Pacific Northwest Operations and Northern California Operations derive their revenues from the sale of aggregates, ready-
     mix and asphalt.   Quarries Operations derives its revenue from the sale
     of aggregates. Arizona and Pacific Northwest Operations meet the requirements of the quantitative thresholds and are being disclosed as reportable operating segments. Other Operations includes the Northern California and Quarries Operations. Corporate depreciation, depletion and amortization and operating income (loss) includes general corporate expenses, and goodwill and intangible amortization related to acquisitions, which collectively are not reported to the chief operating decision maker by segment. Corporate identifiable assets include corporate cash and cash equivalents, home office facilities and deferred tax assets.

                                    31
---------------------------------------------------------------------------

                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (in thousands, except per share data)

14.  Segment Reporting, Continued:

     The Company evaluates operating performance based on operating income, which excludes the following items: general corporate expenses, goodwill and intangible amortization related to acquisitions, interest income, interest expense, results from a non-materials related operations and income taxes.

     Due to geographic locations, no intersegment sales or transfers are made between the segments.

                                       Pacific
                            Arizona   Northwest      Other
                          Operations Operations  Operations  Corporate  Total
                          ---------- ----------  ---------- ----------  ------
2001
Revenues                  $ 398,430  $ 52,095   $  58,294  $       -  $508,819
Depreciation, depletion
and amortization          $  10,413  $  5,443   $   4,079  $   3,432  $ 23,367
Operating income (loss)   $  42,885  $  5,257   $  13,490  $  (8,663) $ 52,969
Identifiable assets       $ 137,399  $ 64,382   $  93,374  $ 120,494  $415,649
Capital expenditures      $   7,485  $    835   $   5,956  $     319  $ 14,595

2000
Revenues                  $ 381,865  $ 59,374   $  47,270  $       -  $488,509
Depreciation, depletion
and amortization          $   6,981  $  5,204   $   7,366  $   2,268  $ 21,819
Operating income (loss)   $  34,302  $  6,546   $   8,706  $  (7,401) $ 42,153
Identifiable assets       $ 149,366  $ 64,961   $  91,948  $  69,968  $376,243
Capital expenditures      $  16,098  $  8,422   $   5,410  $     780  $ 30,710

1999
Revenues                  $ 357,278  $ 54,511   $  25,669  $       -  $437,458
Depreciation, depletion
and amortization          $   5,796  $  4,342   $   4,952  $   1,880  $ 16,970
Operating income (loss)   $  26,747  $ 12,121   $   4,934  $  (5,528) $ 38,274
Identifiable assets       $ 122,599  $ 67,468   $  13,022  $  74,902  $277,991
Capital expenditures      $  17,427  $  1,304   $     727  $       -  $ 19,458

-----------------------------------------------------------------------------

     The Company's external revenues by product for the three fiscal years ended December 31, 2001 are as follows:
                                             2001        2000        1999
                                            ------      ------      ------
Aggregates (sand, gravel, crushed
   stone and railroad ballast)             $ 116,788   $ 112,998  $  99,376
Hot-mix asphalt                               93,160      79,422     78,443
Ready mix concrete                           284,914     282,902    250,874
Other                                         13,957      13,187      8,765
                                           ---------   ---------  ---------
Total revenue                              $ 508,819   $ 488,509  $ 437,458
                                           =========   =========  =========

All operations and long-lived assets are in the United States.

                                    32
---------------------------------------------------------------------------

                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (in thousands, except per share data)

15.  Other Comprehensive Income (Loss):

     Other comprehensive income (loss) consisted of the following:
                                                     Tax
                                                  (Expenses)
                                    Before Tax    Or Benefit     After Tax
                                    ----------    ----------     ---------
     2001:
     Unrealized holding losses
       arising during the period    $        -    $        -     $       -
     Minimum pension liability
       adjustment                         (323)          129          (194)
                                    ----------    ----------     ---------
     Other comprehensive loss       $     (323)   $      129     $    (194)
                                   ===========   ===========    ==========
2000:
     Unrealized holding losses
       arising during the period    $       (2)   $        1     $      (1)
     Minimum pension liability
       adjustment                            -             -             -
                                    ----------    ----------     ---------
     Other comprehensive loss       $       (2)   $        1     $      (1)
                                   ===========   ===========    ==========
     1999:
     Unrealized holding losses
       arising during the period    $      (40)   $       15     $     (25)
     Minimum pension liability
       adjustment                          742          (260)          482
                                    ----------    ----------     ---------
     Other comprehensive income     $      702    $    ( 245)    $     457
                                   ===========   ===========    ==========

     Accumulated other comprehensive income (loss) consisted of the following:

                                                           Current
                                           Beginning        Year        Ending
                                            Balance        Change      Balance
                                           --------        --------    -------
     2001:
     Unrealized holding gain on securities $      -        $      -    $    -
     Minimum pension liability adjustment         -            (194)     (194)
                                           --------        --------    -------
     Accumulated other comprehensive income
       (loss)                              $      -        $   (194)   $ (194)
                                           =========       =========   =======
     2000:
     Unrealized holding gain on securities $      1        $     (1)   $    -
     Minimum pension liability adjustment         -               -         -
                                           --------        --------    -------
     Accumulated other comprehensive income
       (loss)                              $      1        $     (1)   $    -
                                           =========       =========   =======
     1999:
     Unrealized holding gain on securities $     26        $    (25)   $    1
     Minimum pension liability adjustment      (482)            482         -
                                           --------        --------    -------
     Accumulated other comprehensive income
       (loss)                              $   (456)       $    457    $    1
                                           =========       =========   =======

                                    33
---------------------------------------------------------------------------

                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (in thousands, except per share data)


16.  Operating Leases:

     The Company leases mineral properties, buildings and certain equipment under non-cancelable operating lease agreements. Total rent expense was $8,449, $10,383, and $12,292 in 2001, 2000, and 1999, respectively.
     Future minimum lease commitments are as follows:

               2002          $    9,987
               2003               8,968
               2004               6,900
               2005               5,704
               2006               5,574
               Thereafter        21,810
                             ----------
                             $   58,943
                             ==========

17.  Selected Quarterly Financial Information (unaudited)

                             First         Second         Third    Fourth
                           Quarter         Quarter       Quarter   Quarter
                           -------         -------       -------   -------
     2001
     Revenues              $ 113,069       $ 137,832     $ 137,047 $ 120,871
     Operating income      $   8,768       $  16,441     $  17,607 $  10,153
     Net income            $   5,834       $  10,481     $  10,901 $   7,869
     Basic earnings per
       share               $     .16       $     .29     $     .30 $     .22
     Diluted earnings per
       share               $     .16       $     .28     $     .29 $     .21
     2000
     Revenues              $  98,533       $ 126,786     $ 134,840 $ 128,350
     Operating income      $   4,361       $  11,381     $  13,311 $  13,100
     Net income            $   3,032       $   7,350     $   8,601 $   8,069
     Basic and diluted
       earnings per share  $    0.08       $    0.20     $    0.24 $    0.22

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

                                    34
---------------------------------------------------------------------------

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

     Letters of Credit

     It is customary in the Company's industry to use various financial instruments in the normal course of business. These instruments include items such as letters of credit. Letters of credit are conditional commitments issued on behalf of the Company in accordance with specified terms and conditions. As of December 31, 2001, the Company has one outstanding letter of credit of $1,315.

     Subsequent Event

     On February 1, 2002, the Company invested $25 million in a private investment fund limited partnership. A KMC director, is the managing member of the limited liability company, which is the general partner of the limited partnership. The Company accounts for this investment using the equity method.

                                    35
---------------------------------------------------------------------------

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Change in accountants, effective October 24, 2001 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on October 25, 2001).

                                   PART III

         The information required by Part III is incorporated by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2002. However, certain information is set forth in Item 4 "Executive Officers of the Registrant" above.

Item 10.  Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Item 13.  Certain Relationships and Related Transactions.


                                    36
---------------------------------------------------------------------------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)  The following documents are filed as part of this report:

         1. Consolidated Financial Statements as of December 31, 2001 and December 31, 2000 and for the three fiscal years ended December 31, 2001.
            Independent Auditors' Report dated March 8, 2002 of KPMG LLP Report of Independent Accountants dated March 5, 2001 of PricewaterhouseCoopers LLP
            Consolidated Balance Sheets
            Consolidated Statements of Earnings
            Consolidated Statements of Changes in Redeemable Common Stock and Comprehensive Income
            Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements

         2. Financial Statement Schedules for the three fiscal years ended December 31, 2001:

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


                                    37
---------------------------------------------------------------------------

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

   21          List of Subsidiaries of the Company.

 (b) A Form 8-K was filed by the Company during the three-months ended December 31, 2001. The Form 8-K, dated October 25, 2001, was filed to discuss the Company's change in accountants.


                                    38
---------------------------------------------------------------------------


                     Report of Independent Accountants
                     ---------------------------------



The Board of Directors and Stockholders
Kiewit Materials Company


Our audits of the consolidated financial statements referred to in our report dated March 5, 2001 appearing on page 14 of this Form 10-K also included an audit of the financial statement schedules as of December 31, 2000 and for each of the two fiscal years in the period ended December 31, 2000, listed in
Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedules presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/PricewaterhouseCoopers LLP
-----------------------------
Omaha, Nebraska
March 5, 2001


                                    39
---------------------------------------------------------------------------

                                                                Schedule II


               Valuation and Qualifying Accounts and Reserves



                                       Addition    Amounts
                              Balance  Charged to  Charged           Balance
                             Beginning  Costs and     to              End of
(dollars in thousands)       Of Period  Expenses   Reserves   Other   Period
----------------------------------------------------------------------------

Year ended December 31, 2001
----------------------------

Allowance for doubtful trade
  accounts                   $   1,187  $     510  $    (614) $    - $  1,083

Reserves:
  Insurance claims           $   5,293  $   1,955  $  (1,145) $    - $  6,103

Year ended December 31, 2000
----------------------------

Allowance for doubtful trade
  accounts                   $     757  $     739  $    (309) $    - $  1,187

Reserves:
  Insurance claims           $   6,777  $    (641) $    (843) $    - $  5,293

Year ended December 25, 1999
----------------------------

Allowance for doubtful trade
  accounts                   $     543  $     447  $    (233) $    - $     757

Reserves:
  Insurance claims           $   5,626  $   2,370  $  (1,219) $    - $   6,777


                                    40
---------------------------------------------------------------------------

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2002.

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


Name                               Title                            Date
----                               -----                            ----
/s/ Christopher J. Murphy
--------------------------    President, Chief Executive      March 27, 2002
Christopher J. Murphy         Officer and Director
                              (Principal Executive Officer)

/s/ Donald E. Bowman
--------------------------    Vice President and Chief        March 27, 2002
Donald E. Bowman              Financial Officer
                              (Principal Executive Officer)

/s/ Todd A. Freyer
--------------------------    Controller                      March 27, 2002
Todd A. Freyer                (Principal Executive Officer)

/s/ Richard W. Colf
--------------------------    Director                        March 27, 2002
Richard W. Colf

/s/ Bruce E. Grewcock
--------------------------    Director                        March 27, 2002

/s/ William L. Grewcock
--------------------------    Director                        March 27, 2002
William L. Grewcock

/s/ Richard Geary
--------------------------    Director                        March 27, 2002
Richard Geary

/s/ James Goodwin
--------------------------    Director                        March 27, 2002
James Goodwin

/s/ Walter Scott, Jr.
--------------------------    Director                        March 27, 2002
Walter Scott, Jr.

/s/ Kenneth E. Stinson
--------------------------    Chairman of the Board of        March 27, 2002
Kenneth E. Stinson            Directors


                                    41
---------------------------------------------------------------------------



Exhibit 21.  List of Subsidiaries of the Company.

Subsidiary                                    State of Organization
----------                                    ---------------------
Fort Calhoun Stone Company                             DE
Guernsey Stone Company                                 WY
Kiewit Materials Leasing L.L.C.                        DE
Marana Golf Inc.                                       DE
Northwest Materials Holding Company                    DE
Pacific Rock Products, L.L.C.                          WA
Pacific Rock Products Trucking, L.L.C.                 WA
Quality Ready Mix, Inc.                                AZ
Solano Concrete Co., Inc.                              CA
Tanner Companies (Yuma) Inc.                           DE
Twin Mountain Rock Company                             NM
United Metro Materials Inc.                            AZ
Western Equipment Co.                                  AZ


                                    42
---------------------------------------------------------------------------