Form 10-K/A
period 2001-12-31
KIEWIT MATERIALS CO
filed 2002-04-17
CIK 1102755

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

                              AMENDMENT NO. 1 TO
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


---------------------------------------------------------------------------

                                 INTRODUCTION
                                 ------------

      This Form 10-K/A amends the Form 10-K filed by Kiewit Materials Company (the "Company") on March 27, 2002 for the fiscal year ended December 31, 2001. This Form 10-K/A is being filed solely to set forth the information required by Part III (Items 10, 11, 12 and 13) of Form 10-K, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Company's original Form 10-K filing. This Form 10-K/A amends Part III of the Company's original Form 10-K filing only, and all other portions of the Company's original 10-K filing remain in effect.

Item 10.   Management.

      The table below shows information as of April 17, 2002, about each director of the Company, including his business experience during the past five years.

       Class I Directors Whose Terms Expire at the 2004 Annual Meeting

Name                                  Business Experience               Age
----                                  -------------------               ---

Bruce E. Grewcock          Mr. Grewcock has been a director of the       48
                           Company since February 2, 1999.  Mr.
                           Grewcock has been President and Chief
                           Operating Officer of Peter Kiewit Sons, Inc.
                           ("PKS") since December 2000 and was
                           Executive Vice President of PKS from August
                           1997 to December 2000. Mr. Grewcock was the President of Kiewit Western Co., a PKS subsidiary, from July 1997 to July 1999.
                           Mr. Grewcock was an Executive Vice President of Kiewit Construction Group Inc., a PKS subsidiary, from July 1996 to June 1998 and President of Kiewit Mining Group Inc., a PKS subsidiary, from January 1992 to July
                           1996.  Mr. Grewcock is currently also a
                           director of PKS. Mr. Grewcock is a member of the Executive Committee and the Compensation Committee of the Company.

William L. Grewcock        Mr. Grewcock has been a director of the       76
                           Company since January 1, 2000. Mr. Grewcock was Vice Chairman of Level 3 Communications,
                           Inc. for more than five years prior to April
                           1998.  Mr. Grewcock is currently also a
                           director of PKS and Level 3 Communications,
                           Inc.  Mr. Grewcock is a member of the Audit
                           Committee of the Company.

Walter Scott, Jr.          Mr. Scott has been a director of the Company  70
                           since January 1, 2000. Mr. Scott has been the Chairman Emeritus of PKS since August
                           1997 and has been the Chairman of the Board of Level 3 Communications for more than the last five years. Mr. Scott was the Chief
                           Executive Officer of Level 3 Communications for more than five years prior to August
                           1997.  Mr. Scott is currently also a
                           director of Berkshire Hathaway Inc.,
                           Burlington Resources Inc., MidAmerican
                           Energy Holding Co., Commonwealth Telephone
                           Enterprises, Inc., RCN Corporation, PKS,
                           Valmont Industries, Inc. and Level 3
                           Communications.  Mr. Scott is a member
                           of the Compensation Committee of the
                           Company.

                                    2
---------------------------------------------------------------------------


Class II Directors Whose Terms Expire at the 2002 Annual Meeting

Name                                  Business Experience               Age
----                                  -------------------               ---

Richard W. Colf            Mr. Colf has been a director of the Company    58
                           since January 1, 2000.  Mr. Colf has been an
                           Executive Vice President of PKS since July 1998.
                           Mr. Colf has been an Executive Vice President of Kiewit Pacific Co., a PKS subsidiary, since
                           September 1998, was a Senior Vice President of Kiewit Pacific from October 1995 to September
                           1998 and was a Vice President of Kiewit Pacific for more than five years prior to October 1995.
                           Mr. Colf is currently also a director of PKS.
                           Mr. Colf is a member of the Audit Committee of the Company.

Richard Geary              Mr. Geary has been a director of the Company    67
                          since January 1, 2000.  Mr. Geary was an
                          Executive Vice President of PKS from August
                          1997 to July 1998.  Mr. Geary was an
                          Executive Vice President of Kiewit Construction Group and President of Kiewit Pacific for more than five years prior to August 1997.
                          Mr. Geary is currently also a director of PKS, Stancorp Financial Group, David Evans &
                          Associates and Today's Bank, and is a trustee of the Oregon Health Sciences University Foundation. Mr. Geary is the Chairman of the Audit Committee of the Company.

James Goodwin             Mr. Goodwin has been a director of the Company  46
                          since April 1, 2000. Mr. Goodwin has been a private investor and financial advisor since
                          February 1998.  Mr. Goodwin was a Managing
                          Director at Gleacher NatWest, Inc. for
                          more than five years prior to February 1998.
                          Mr. Goodwin is also a director of Champps
                          Entertainment, Inc. Mr. Goodwin is a member of the Compensation Committee of the Company.


        Class III Directors Whose Terms Expire at the 2003 Annual Meeting

Name                                  Business Experience               Age
----                                  -------------------               ---

Christopher J. Murphy    Mr. Murphy has been a director and the Chief    47
                         Executive Officer of the Company since January
                         1,2000. Mr. Murphy has been the President of the Company since February 2, 1999. Mr. Murphy was the President of Kiewit Mining Group from July 1996 through September 2000 and was Vice
                         President of Kiewit Mining Group from October
                         1995 to July 1996.  Mr. Murphy has been the
                         President of United Metro Materials, Inc., a subsidiary of the Company,since July 1996, and was Senior Vice President of United Metro
                         Materials from August 1994 to July 1996.
                         Mr. Murphy is the Chairman of the Executive
                         Committee of the Company.

Kenneth E. Stinson       Mr. Stinson has been a director and Chairman    59
                         of the Company since January 1, 2000.  Mr.
                         Stinson has been Chairman and Chief Executive
                         Officer of PKS since March 1998 and was President of PKS from August 1997 to December 2000. Mr.
                         Stinson has been the Chairman and Chief Executive
                         Officer of Kiewit Construction Group for more than the last five years. Mr. Stinson was Executive
                         Vice President of Level 3 Communications from
                         June 1991 to August 1997. Mr. Stinson is currently also a director of ConAgra Foods, Inc., Valmont Industries, Inc., PKS and Level 3
                         Communications. Mr. Stinson is a member of the Executive Committee and is the Chairman of the Compensation Committee of the Company.

                                    3
---------------------------------------------------------------------------

Item 11.   Executive Compensation.

Summary Compensation Table

  The following table presents information regarding the compensation paid by the Company to its Chief Executive Officer and each of the Company's four other most highly compensated executive officers for the fiscal year ended December 31, 2001 (the "Named Executive Officers"). Prior to the spin-off of the Company from PKS that occurred on September 30, 2000 (the "Spin-Off"), the compensation for such persons was paid by PKS. The Company does not maintain plans under which options, stock appreciation rights, restricted stock awards, long-term incentive compensation, profit sharing, or pension benefits were granted to its Named Executive Officers.

                                            Annual Compensation
                                     ---------------------------------

Name and Principal Position     Year    Salary ($)    Bonus ($)    Other ($)(1)
---------------------------     ----    ---------     ---------    ------------

Christopher J. Murphy            2001    320,776       350,000      379,799(2)
  President and Chief            2000    251,650       300,000         --
  Executive Officer              1999    185,700       150,000         --

Donald E. Bowman                 2001    212,620        85,000         --
  Vice President and             2000    134,322(3)       --         33,710(4)
  Chief Financial Officer        1999      --             --           --

Daniel W. Speck                  2001    160,799       115,000       93,294(5)
  Vice President                 2000    140,250        80,000         --
                                 1999    117,650        30,000         --

John J. Shaffer                  2001    169,950        40,100        5,318(6)
  Vice President                 2000    161,700          --           --
                                 1999    138,312       111,754         --

Mark E. Belmont                  2001    166,277        20,000       21,566(7)
  Vice President, General        2000    146,725        13,500         --
  Counsel and Secretary          1999    134,875        13,000         --

  (1) Other annual compensation in the form of perquisites and other personal benefits has been omitted because the aggregate amount of such perquisites and other personal benefits was less than $50,000 and constituted less than 10% of the executive's total annual salary and bonus.

  (2) Represents a retention bonus paid by the Company to Mr. Murphy in connection with the Spin-Off.

  (3) Mr. Bowman's employment with the Company commenced on April 24, 2000 and his salary for 2000 reflects compensation received from April 24, 2000 through December 31, 2000.

  (4) Represents reimbursement by the Company to Mr. Bowman of relocation expenses.

  (5) Represents a retention bonus paid by the Company to Mr. Speck in the amount of $91,094 in connection with the Spin-Off and the Company's matching contribution on his behalf to the 401(k) Plan in the amount of $2,200.

  (6) Represents a retention bonus paid by the Company to Mr. Shaffer in the amount of $3,709 in connection with the Spin-Off and the Company's matching contribution on his behalf to the 401(k) Plan in the amount of $1,609.

  (7) Represents a retention bonus paid by the Company to Mr. Belmont in the amount of $19,118 in connection with the Spin-Off and the Company's matching contribution on his behalf to the 401(k) Plan in the amount of $2,448.

                                    4
---------------------------------------------------------------------------

Compensation of Directors

      Directors who are employees of the Company or its subsidiaries do not receive directors' fees. For 2001, non-employee directors received an annual directors' fee of $35,000, payable in shares of Common Stock.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

      The table below shows information about the ownership of Common Stock as of April 17, 2002, by the Company's directors, the Named Executive Officers and each person who beneficially owns more than 5 percent of the Common Stock. The table also shows the ownership of Common Stock by all of the directors and executive officers as a group as of such date.

                                Number of Shares
     Name                      Beneficially Owned         Percent of Shares
---------------------          ------------------         -----------------

Kenneth E. Stinson (1)(2)               2,887,936                    8.0%
Richard W. Colf                         1,732,864                    4.8%
Bruce E. Grewcock (3)                     995,708                    2.8%
Christopher J. Murphy                     848,954                    2.4%
Richard Geary                             724,684                    2.0%
Walter Scott, Jr.                         406,904                    1.1%
Daniel W. Speck                           233,308                     *
Mark E. Belmont                            59,547                     *
John J. Shaffer                            28,686                     *
William L. Grewcock                        25,446                     *
James Goodwin (4)                          25,446                     *
Donald E. Bowman                           14,006                     *

Directors and Executive Officers
as a Group (14 Individuals)(1)(3)(4)    8,068,432                   22.4%

-----------------------------------
*     Less than 1%.

(1) All shares of Common Stock held in trusts, for which Mr. Stinson is the trustee with sole voting and investment powers.

(2)   Mr. Stinson's address is c/o Kiewit Plaza, Omaha, Nebraska 68131.

(3) All shares of Common Stock held in trusts, for which Mr. Grewcock is the trustee with sole voting and investment powers.

(4) All shares of Common Stock held in trust, for which Mr. Goodwin is the trustee with sole voting and investment powers.

Item 13.  Certain Transactions and Relationships.

      In connection with the Spin-Off, the Company and PKS entered into various agreements intended to implement the Spin-Off, including a separation agreement and a tax sharing agreement, pursuant to which the parties allocated certain liabilities associated with their respective businesses and the costs and other liabilities related to the Spin-Off. The separation agreement contains, among other things, short-term arrangements relating to the lease of office space by PKS to the Company and the provision of administrative services by PKS to the Company. The tax sharing agreement generally defines the Company's and PKS' rights and obligations with respect to tax matters for periods ending prior to the Spin-Off.

      The Company and PKS are parties to an administrative services agreement pursuant to which PKS provides to the Company certain administrative and related services. The Company was obligated to pay PKS $1,772,108 in

                                    5
---------------------------------------------------------------------------

connection with the services provided during 2001 pursuant to such agreement. The Company paid PKS $1,357,299 of this amount in 2001, and the balance of $414,809 was paid in 2002.

      Messrs. Colf, Bruce E. Grewcock, and Stinson, who are directors of the
Company, are executive officers and directors of PKS.	Messrs. William L.
Grewcock, Geary, and Scott, who are directors of the Company, are directors of PKS.

      Bruce E. Grewcock, a director of the Company, is the son of William L. Grewcock, a director of the Company.

      In 2002, the Company invested $25 million in Half Moon Partners, L.P., a private investment fund limited partnership. Mr. Goodwin, a director of the Company, is the managing member of Half Moon Capital Management, L.L.C., the general partner of the limited partnership. In 2002, the Company will pay to Half Moon Capital Management, L.L.C. a management fee equal to 2% of the invested capital and an incentive fee equal to 20% of the net increase in the invested capital over the fiscal year.



                                    6
---------------------------------------------------------------------------

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on April 17, 2002.

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


Name                               Title                            Date
----                               -----                            ----

/s/ Christopher J. Murphy
--------------------------    President, Chief Executive      April 17, 2002
Christopher J. Murphy         Officer and Director
                              (Principal Executive Officer)

/s/ Donald E. Bowman
--------------------------    Vice President and Chief        April 17, 2002
Donald E. Bowman              Financial Officer
                              (Principal Financial Officer)

/s/ Todd A. Freyer
--------------------------    Controller                      April 17, 2002
Todd A. Freyer                (Principal Accounting Officer)

/s/ Richard W. Colf
--------------------------    Director                        April 17, 2002
Richard W. Colf

/s/ Bruce E. Grewcock
--------------------------    Director                        April 17, 2002
Bruce E. Grewcock

/s/ William L. Grewcock
--------------------------    Director                        April 17, 2002
William L. Grewcock

/s/ Richard Geary
--------------------------    Director                        April 17, 2002
Richard Geary

/s/ James Goodwin
--------------------------    Director                        April 17, 2002
James Goodwin

/s/ Walter Scott, Jr.
--------------------------    Director                        April 17, 2002
Walter Scott, Jr.

/s/ Kenneth E. Stinson
--------------------------    Chairman of the Board of        April 17, 2002
Kenneth E. Stinson            Directors


                                    7
---------------------------------------------------------------------------