Form 10-Q
period 2002-03-31
KIEWIT MATERIALS CO
filed 2002-05-14
CIK 1102755

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        Commission file number
          March 31, 2002                         000-29619

                          KIEWIT MATERIALS COMPANY
           (Exact name of registrant as specified in its charter)

       Delaware                                    47-0819021
(State of Incorporation)              (I.R.S. Employer Identification No.)

   Kiewit Plaza, Omaha Nebraska                        68131
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

      The number of shares outstanding of each of the registrant's classes of common stock as of May 14, 2002:


          Title of Class                       Shares Outstanding
    Common Stock, $0.01 par value                   36,036,677

------------------------------------------------------------------

                    KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                              Table of Contents
------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.   Financial Statements.

       Consolidated Condensed Balance Sheets as of March 31, 2002 and
            December 31, 2001                                              1
       Consolidated Condensed Statements of Earnings for the three months
            ended March 31, 2002 and 2001                                  2
       Consolidated Condensed Statements of Cash Flows for the three months
            ended March 31, 2002 and 2001                                  3
       Notes to Consolidated Condensed Financial Statements                4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                     9

Item 3.     Quantitative and Qualitative Disclosure About Market Risk.    12


                         PART II - OTHER INFORMATION
                         ---------------------------

Item 6.    Exhibits and Reports on Form 8-K.                              13

Signatures                                                                14

------------------------------------------------------------------
Item 1.  Financial Statements.

                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets

                                               March 31,      December 31,
                                                 2002              2001
(in thousands, except share data)             (unaudited)
----------------------------------------------------------------------------

Assets

Current assets:
  Cash and cash equivalents                    $    95,937     $   117,218
  Receivables, less allowance of $1,174 and
   $1,083                                           57,252          51,534
  Inventories                                       15,210          13,829
  Deferred income taxes                              3,556           3,622
  Refundable income taxes                                -             435
  Other                                              6,539           5,265
                                              ------------      ----------
Total current assets                               178,494         191,903

Investment in limited partnership                   24,281               -
Property, plant and equipment, less
   accumulated depreciation and depletion
   of $130,985 and $126,942                        146,413         145,883
Goodwill, less accumulated amortization of
   $10,008 and $10,008                              57,476          57,476
Intangible, less accumulated amortization
   of $2,226 and $2,053 and other assets            19,587          20,387
                                              ------------      ----------
Total assets                                  $    426,251      $  415,649
                                              ============      ==========

Liabilities and Redeemable Common Stock

Current liabilities:
  Accounts payable                            $     38,176      $   37,101
  Current portion of long-term debt                  1,053           1,127
  Accrued payroll and payroll taxes                  7,826           8,770
  Accrued insurance costs                            5,752           6,103
  Income taxes payable                               3,306               -
  Other                                              6,174           4,449
                                              ------------      ----------
Total current liabilities                           62,287          57,550

Long-term debt, less current portion                 1,953           2,534
Convertible debentures                              15,743          15,762
Deferred income taxes                               17,298          16,495
Other liabilities                                      946           1,111
                                              ------------      ----------
Total liabilities                                   98,227          93,452
                                              ------------      ----------

Minority interest                                    1,262           1,233
                                              ------------      ----------

Preferred stock, par $.01; 10 million shares
   authorized, no shares issued                          -               -

Redeemable common stock ($316,464 and $317,622
   aggregate redemption value):
  Common stock, par $.01; 100 million shares
   authorized, 36,084,817  and 36,216,902
   issued and outstanding                              361             362
  Additional paid-in capital                       174,398         175,555
  Accumulated other comprehensive loss                (194)           (194)
  Retained earnings                                152,197         145,241
                                              ------------      ----------
Total redeemable common stock                      326,762         320,964
                                              ------------      ----------
Total liabilities and redeemable common stock $    426,251      $  415,649
                                              ============      ==========
-----------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                                      1
------------------------------------------------------------------

                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                Consolidated Condensed Statement of Earnings
                               (unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        -------------------
(in thousands)                                            2002        2001
----------------------------------------------------------------------------

Revenue                                                $  113,231   $113,069

Cost of revenue                                           (91,370)   (92,704)
Depreciation, depletion and amortization                   (5,442)    (5,760)
                                                       ----------   --------
Gross profit                                               16,419     14,605

General and administrative expenses                        (7,118)    (6,398)
Gain on sale of property, plant and equipment               2,727        560
                                                       ----------   --------
Operating earnings                                         12,028      8,767
                                                       ----------   --------

Other income (expense):
  Investment income                                           605      1,238
  Equity earnings (loss)                                     (719)         -
  Interest expense                                           (341)      (255)
  Other, net                                                   70          8
                                                       ----------   --------
Total other income (expense)                                 (385)       991
                                                       ----------   --------

Earnings before income taxes and minority interest         11,643      9,758

Minority interest in net earnings of subsidiaries             (30)       (23)

Provision for income taxes                                 (4,657)    (3,901)
                                                       ----------   --------
Net earnings                                           $    6,956   $  5,834
                                                       ==========   ========

Net earnings per share:
  Basic and diluted                                    $      .19   $    .16
                                                       ==========   ========

-----------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                                      2
------------------------------------------------------------------

                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                Consolidated Condensed Statements of Cash Flows
                               (unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        -------------------
(in thousands)                                            2002        2001
----------------------------------------------------------------------------

Cash flows from operations:
  Net cash provided by operations                       $   8,742   $ 15,544
                                                        ---------   --------

Cash flows from investing activities:
  Proceeds from sales of property, plant and equipment      3,476      1,390
  Capital expenditures                                     (2,531)    (6,685)
  Investments in land and mineral property and
    acquisitions                                           (4,017)         -
  Investment in limited partnership                       (25,000)         -
                                                        ---------   --------
   Net cash used in investing activities                  (28,072)    (5,295)
                                                        ---------   --------

Cash flows from financing activities:
  Payments on long-term debt                                 (731)      (147)
  Repurchases of common stock                              (1,220)    (1,190)
                                                        ---------   --------
Net cash used in financing activities                      (1,951)    (1,337)
                                                        ---------   --------

Net increase (decrease) in cash and cash equivalents      (21,281)     8,912

Cash and cash equivalents at beginning of period          117,218     68,468
                                                        ---------   --------

Cash and cash equivalents at end of period              $  95,937   $ 77,380
                                                        =========   ========

-----------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                                      3
------------------------------------------------------------------

                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    (in thousands, except per share data)

1.  Organization:

    Kiewit Materials Company ("KMC") includes the accounts of KMC and its subsidiaries (collectively, the "Company"). KMC's subsidiaries represent several affiliated operating entities under common ownership, each of which is engaged in an aspect of the materials business.

2.  Basis of Presentation:

    The consolidated balance sheet of the Company at December 31, 2001 has been condensed from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position and results of operations for the periods presented. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10K filed with the Securities and Exchange Commission on March 27, 2002.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

3.  Spin-off Agreements:

    On September 30, 2000, KMC became an independent company when Peter Kiewit Sons', Inc. ("PKS") spun off its materials businesses in a tax-free transaction (the "Spin-off"). In connection with the Spin-off, KMC and PKS entered into various agreements including a Separation Agreement and a Tax Sharing Agreement.

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


                                      4
------------------------------------------------------------------

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

                                                        Three Months Ended
                                                             March 31,
                                                        --------------------
                                                          2002        2001
                                                        --------------------
Net earnings available to common stockholders           $   6,956   $  5,834
Interest expense, net of tax effect, associated with
   convertible debentures                                     165         91
                                                        ---------   --------
Net earnings for diluted shares                         $   7,121   $  5,925
                                                        =========   ========

Total number of weighted average shares outstanding
   used to compute basic earnings per share                36,137     36,357
Additional dilutive shares assuming conversion of
   convertible debentures                                   2,119      1,158
                                                        ---------   --------
Total number of shares used to compute diluted earnings
   per share                                               38,256     37,515
                                                        =========   ========
Net earnings
  Basic and diluted earnings per share                  $     .19   $    .16
                                                        =========   ========

5.  Inventories:

    Inventories consist of the following:

                                               March 31,        December 31,
                                                 2002              2001
                                               ---------        -----------
    Raw materials                              $  13,308        $  11,749
    Other                                          1,902            2,080
                                               ---------        ---------
    Total inventories                          $  15,210        $  13,829
                                               =========        =========

6.  Intangible and Other Assets:

    Intangible and other assets consist of the following:

                                               March 31,        December 31,
                                                 2002              2001
                                               ---------        ----------
    Intangibles:
      Mining Permit
        Carrying value                         $  15,448        $  15,448
        Accumulated amortization                  (1,264)          (1,124)
      Non-compete agreements
        Carrying value                             1,405            1,405
        Accumulated amortization                    (962)            (929)
    Land option                                    2,000            2,000
    Notes receivable                               2,432            2,400
    Other                                            528            1,187
                                               ---------       ----------
    Total intangible and other assets          $  19,587       $   20,387
                                               =========       ==========

                                      5
------------------------------------------------------------------

                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
                     (in thousands, except per share data)

6.  Intangible and Other Assets: (continued)

    Amortization expense amounted to $173 and $821 as of March 31, 2002 and March 31, 2001, respectively. Amortization expense for 2002 and the subsequent five years is as follows:

                        Mining Permit     Non-compete
                        -------------     -----------
              2002          562               130
              2003          562               100
              2004          562                40
              2005          562                33
              2006          562                20
              2007          562                19

7.  Comprehensive Income:

    Comprehensive income includes net earnings and unrealized gains (losses) on securities and minimum pension liability adjustments.

    Comprehensive income for the three months ended March 31, 2002 and 2001 was as follows:

                                                  Three Months Ended
                                                       March 31,
                                                  ---------------------
                                                   2002          2001
                                                  ---------------------
    Net earnings                                  $   6,956    $  5,834
    Other comprehensive income (loss), before tax:
     Minimum pension liability adjustment              (323)          -
    Income tax expense related to items of other
      comprehensive income                              129           -
                                                  ---------   ---------
    Comprehensive income                          $   6,762   $   5,834
                                                  =========   =========
------------------------------------------------------------------


8.  Segment Reporting:

    The Company has four operating segments: Arizona Operations, Pacific Northwest Operations, Northern California Operations and Quarries Operations, which represent separately managed strategic business units that have different marketing strategies. Arizona Operations derives its revenue from the sale of aggregates, ready-mix, asphalt and paving operations. The Pacific Northwest Operations and Northern California Operations derive their revenues from the sale of aggregates, ready-mix and asphalt. Quarries Operations derives its revenue from the sale of aggregates. Arizona and Pacific Northwest Operations meet the requirements of quantitative thresholds and are being disclosed as reportable operating segments. Other Operations includes the Northern California and Quarries Operations. Corporate depreciation, depletion and amortization and operating income (loss) includes general corporate expenses and goodwill and intangible amortization related to acquisitions, which collectively are not reported to the chief operating decision maker by segment. Corporate identifiable assets include corporate cash and cash equivalents, home office facilities, investments in non-materials related operations and deferred tax assets.

                                      6
------------------------------------------------------------------

                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
                     (in thousands, except per share data)

8.  Segment Reporting:  (continued)

    The Company evaluates operating performance based on operating income, which excludes the following items: general corporate expenses, goodwill and intangible amortization related to acquisitions, interest income, interest expense, results from non-materials related operations and income taxes.

    Due to geographic locations, no intersegment sales or transfers are made between the segments.

                                 Pacific
Three months ended    Arizona    Northwest     Other
March 31, 2002       Operations  Operations  Operations  Corporate   Total
---------------------------------------------------------------------------
Aggregates           $ 13,980    $   4,768   $   5,919   $      -    $ 24,667
Hot-mix asphalt        14,815        1,379         554          -      16,748
Ready mix concrete     61,432        3,776       3,762          -      68,970
Other                   2,846            -           -          -       2,846
                     --------    ---------   ---------   --------    --------
Total revenues       $ 93,073    $   9,923   $  10,235   $      -    $113,231

Depreciation,
 depletion and
 amortization        $  2,731    $   1,342   $   1,109   $    260    $  5,442

Operating income
 (loss)              $ 12,203    $     271   $   1,359   $ (1,805)   $ 12,028

Identifiable assets  $127,595    $  49,450   $  70,384   $121,346    $368,775

Goodwill, net of
 accumulated
 amortization        $ 11,855    $  14,854   $  30,767   $      -    $ 57,476

Capital expenditures $    787    $       -   $   1,625   $    119    $  2,531

Three months ended
March 31, 2001
------------------
Aggregates           $ 14,176    $   4,383   $   6,219   $      -    $ 24,778
Hot-mix asphalt        15,365        1,624         307          -      17,296
Ready mix concrete     59,134        3,981       3,944         -       67,059
Other                   3,936            -           -          -       3,936
                     --------    ---------   ---------   --------    --------
Total revenues       $ 92,611    $   9,988   $  10,470   $      -    $113,069

Depreciation,
 depletion and
 amortization        $  2,547    $   1,317   $   1,038   $    858    $  5,760

Operating income
 (loss)              $  9,355    $     (12)  $   1,321   $ (1,897)   $  8,767

Identifiable assets  $125,905    $  50,975   $  62,442   $ 84,938    $324,260

Goodwill, net of
 accumulated
 amortization        $ 11,445    $  15,503   $  31,328   $      -    $ 58,276

Capital expenditures $  3,167    $   1,361   $   2,151   $      6    $  6,685

                                      7
------------------------------------------------------------------


                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
                     (in thousands, except per share data)

9.  Transitional Disclosure for Adoption of SFAS 142:

    On January 1, 2002, the Company adopted SFAS 142, and, accordingly, discontinued goodwill amortization. Results for the three months ended March 31 assuming the elimination of goodwill amortization are summarized below:

                                                  2002          2001
                                              ----------     ----------
Net earnings
  As reported                                 $    6,956     $    5,834
  Goodwill amortization (net of tax)                   -            389
                                              ----------     ----------
  As adjusted net earnings                    $    6,956     $    6,223
                                              ----------     ----------

Basic net earnings per share
  As reported                                 $      .19     $      .16
  Goodwill amortization (net of tax)                   -            .01
                                              ----------     ----------
  As adjusted                                 $      .19     $      .17
                                              ----------     ----------

Diluted net earnings per share
  As reported                                 $      .19     $      .16
  Goodwill amortization (net of tax)                   -            .01
                                              ----------     ----------
  As adjusted                                 $      .19     $      .17
                                              ----------     ----------

    The Company completed the first step of the two-step test for goodwill impairment. There was no indication of goodwill impairment. Therefore, the second test is not necessary and no impairment loss is required

10.  Other Matters:

    The Company is involved in various lawsuits and claims incidental to its business. Management believes that any resulting liability should not materially affect the Company's financial position, future results of operations or cash flows.

                                      8
------------------------------------------------------------------

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

         The following discussion is based upon and should be read in conjunction with the Company's Consolidated Condensed Financial Statements, including the notes thereto, included elsewhere in this quarterly report on Form 10-Q.

         Due to seasonal weather related conditions, earnings of any one quarter should not be considered indicative of results to be expected for a full year or any other interim period.

Results of Operations - First Quarter 2002 vs. First Quarter 2001

         The Consolidated Statements of Earnings summarizes the operating performance of the Company for the two quarters ended March 31, 2002 and 2001. To faciliate analysis, these results are discussed on an overall basis and by reporting segment as explained in Footnote No. 8 of the Notes to Consolidated Condensed Financial Statements.

         Revenue. Overall sales for the first quarter of 2002 were $113 million. This is unchanged from sales for the first quarter of 2001. Pricing improvements averaging 4% across product lines and a 3% increase in hot-mix asphalt sales volumes were offset by a 10% decline in shipments of aggregate products. Sales of ready mix products were approximately equal to the first quarter of 2001.

         Gross Profit. Gross profit increased approximately $2 million to $16.4 million in the first quarter of 2002 as compared to $14.6 million in 2001. Gross margin improvements for each segment combined to increase the gross margin percentage from 12.9% to 14.5% in the first quarters of 2001 and
2002, respectively.   Approximately one third of this gross margin
improvement was from the elimination of goodwill amortization as required by Financial Accounting Standards Board Statement of Financial Standards No. 142.

         General and Administrative Expenses. General and administrative expenses increased $0.7 million in the first quarter of 2002 when compared to 2001. Increases in expenses occurred for corporate support and at each segment. Corporate expenses increased by $0.2 million largely due to higher insurance and computer costs.

         Gain on Sale of Property, Plant, and Equipment. Gains from the sale of property, plant and equipment increased $2 million in the first quarter of 2002 when compared to the same period in 2001. The increase resulted from a gain recognized on the sale of depleted mineral property in Arizona in the first quarter of 2002.

         Other Income and Expenses. Other income decreased $1.4 million resulting from lower investment income due to the general decline in interest rates, a loss experienced by the limited partnership investment that is accounted for using the equity method and greater interest expense from the increased amount of convertible debenture debt outstanding.

         Provision for Income Taxes. The income tax rate for the first quarter of 2002 and 2001 was 40%. The rate differs from the federal statutory rate because of state income taxes and percentage depletion deductions that are in excess of cost depletion.

                                      9
------------------------------------------------------------------

         Arizona Operations. Revenue remained at $93 million for the two periods. The segment experienced a 19% decline in aggregate sales volumes from weather related delays in certain areas of Arizona and the completion in 2001 of several projects that were large purchasers of company aggregates. The decline in aggregate sales was offset by higher average selling prices for aggregates, ready mix concrete, and hot-mix asphalt products. Combined, these price increases averaged 3% of sales revenue. Sales volumes for ready mix concrete products were essentially unchanged when comparing the two quarters. Hot-mix asphalt volumes declined approximately 2% between the two periods. Gross profit margins increased slightly between the two quarters as a result of higher selling prices. The segment also benefited from the sale of depleted mineral property generating a $2 million gain. General and administrative expenses for this segment increased $0.3 million primarily from higher legal and professional service costs.

         Pacific Northwest Operations. Revenue equaled $10 million for the two quarters. Sales volumes for aggregates rose 22% in 2002 from the low volume of shipments experienced in the first quarter of 2001. Offsetting this increase was a 12% decline in hot-mix asphalt sales volumes and a price decrease for products that averaged 7% of sales revenue. Gross profit margins increased principally from the 22% increase in aggregate unit sales. General and administrative expenses for this segment increased slightly as a result of costs relating to a purchasing program.

         Other Operations. Revenue remained at $10 million for each period. Price increases averaging 4% across product lines compensated for a 7% unit volume decline in aggregate sales. The majority of this unit volume decrease was attributable to the timing requirements of the primary customer at a quarry. Gross profit margins benefited from the higher selling prices in 2002. General and administrative expenses increased due to costs related to computer systems installed since the first quarter of 2001 that were necessary to support an expanded service area.


Liquidity and Financial Condition - March 31, 2002
--------------------------------------------------

         Cash and cash equivalents decreased $21 million to $96 million at March 31, 2002 from $117 million at December 31, 2001. The decrease reflects cash provided from operations of $9 million less cash used in investing activities of $28 million and $2 million used in financing activities.

         Net cash provided by operations for the first three months of 2002 of $9 million represented a $7 million decrease from the same period in 2001. The decrease was mainly due to changes in working capital balances which were partially offset by a $1 million increase in net income.

         Net cash used in investing activities in the first three months of 2002 increased $23 million as compared to the first three months of 2001.
The increase was mainly due to an investment in a limited partnership for $25 million. This investment was partially offset by an increase of $2 million in proceeds from sales of property, plant and equipment as the Company disposed of fully depleted assets.

         Net cash used in financing activities increased $.6 million in 2002 as compared to the first quarter of 2001. Payments on long-term debt constituted the reason for the increase in cash used.

         The Company believes that its current cash position together with anticipated cash flows from operations will be sufficient for the working capital and equipment replacement requirements of the Company for the next twelve months. The Company does not have any established credit facilities. At March 31, 2002, the Company had $19 million of notes payable and convertible debentures payable. Further, the Company does not currently intend to pay any cash dividends.

         The Company is continuously engaged in evaluating strategies to enhance shareholder value. The Company's business plan to grow through acquisitions will require capital that is in addition to ongoing operational requirements. While historically the Company has received contributions from PKS to fund a portion of acquisitions, the Company believes that cash on

                                      10
------------------------------------------------------------------

hand, cash generated by operations, and the ability to borrow funds will allow the Company to make investments in connection with future acquisitions. Ultimate growth strategy capital requirements will largely depend on the number of acquisition candidates, the cost of the acquisitions, and the level of success the Company has in completing these transactions. Should the Company be unable to obtain any necessary funds from borrowings on terms deemed appropriate, the Company would be limited in its ability to fully execute its growth strategy. While the Company believes its growth strategy to be important in enhancing shareholder value, the Company does not believe that the inability to fully pursue it would have a material adverse impact on current operations, financial condition or liquidity.

Critical Accounting Policies
----------------------------

         The Company has prepared its financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on informed judgments and estimates of management. The Company's critical accounting policies are subject to judgments and uncertainties, which affect the application of such policies. As discussed below the Company's financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. The Company's critical accounting policies include:

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

New Accounting Pronouncement

         In July 2001, the FASB issued SFAS No. 141 ("SFAS 141"), "Business Combinations," and SFAS No. 142 ("SFAS 142"), "Goodwill and Other
Intangible Assets."

         SFAS 141 supercedes Accounting Principles Board Opinion ("APB") No. 16 "Business Combinations." The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and

                                      11
------------------------------------------------------------------

amortized). Adoption of this statement did not materially affect the Company's consolidated financial position or results of operations.

         SFAS 142 supercedes APB 17, "Intangible Assets."  SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite-lived intangible assets will no longer be amortized,
(2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

         On January 1, 2002, the Company adopted SFAS 142, and, accordingly, discontinued goodwill amortization. Results for the three months ended March 31 assuming the elimination of goodwill amortization are summarized in Footnote 9 in the Notes to Consolidated Condensed Financial Statements.

         During June 2001, the FASB issued SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. In several of the states in which the Company operates, a reclamation obligation is not required by the governing bodies, therefore, the Company does not anticipate the adoption of this statement to have a material effect on the Company's consolidated financial position or results of operations.

         On October 3, 2001, the FASB issued SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS 144 is effective for fiscal years beginning after December 31, 2001.
Adoption of this statement did not materially affect the Company's consolidated financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

         Other than discussed below, the Company does not believe it is subject to significant market risks arising from interest rates, foreign exchange rates or equity price fluctuations associated with market risk sensitive instruments.

         The Company may be subject to market risks arising from interest rate fluctuations if the Company borrows funds to make investments in future acquisitions.

         In addition, the Company became a limited partner in a private investment fund limited partnership (the "Partnership") on February 1, 2002. The investment objective of the Partnership is to generate current income and capital appreciation while minimizing the potential for loss of principal. The Partnership may use a variety of investment strategies with the principal one being merger arbitrage. In general, a merger arbitrage strategy involves purchasing the stock of a company being acquired or merged with another company and selling short the stock of the acquiring company. A particular merger arbitrage transaction will either derive a profit or a loss depending on the price differential between the price of the securities when purchased and the price ultimately realized when the transaction is completed. The primary risk is that a loss could result if the transaction is not completed. The Partnership invests in a diversified portfolio of these types of transactions to minimize risk of loss.

                                      12
------------------------------------------------------------------

                         PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         a) Exhibits required by Item 601 of Regulation S-K.

            None.

         b) No reports on Form 8-K have been filed during the first quarter of 2002.

                                      13
------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      KIEWIT MATERIALS COMPANY

Date:  May 14, 2002
                                      /s/ Donald E. Bowman
                                      --------------------------------
                                      Donald E. Bowman
                                      Vice President, Chief Financial Officer

                                      14
------------------------------------------------------------------