Form 10-Q
period 2002-06-30
KIEWIT MATERIALS CO
filed 2002-08-13
CIK 1102755

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        Commission file number
          June 30, 2002                         000-29619

                          KIEWIT MATERIALS COMPANY
           (Exact name of registrant as specified in its charter)

       Delaware                                    47-0819021
(State of Incorporation)              (I.R.S. Employer Identification No.)

   Kiewit Plaza, Omaha Nebraska                        68131
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

      The number of shares outstanding of each of the registrant's classes of stock as of August 13, 2002:


          Title of Class                       Shares Outstanding
    Common Stock, $0.01 par value                   35,999,711

------------------------------------------------------------------

                    KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                              Table of Contents
------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.   Financial Statements.

       Consolidated Condensed Balance Sheets as of June 30, 2002 and
            December 31, 2001                                              1
       Consolidated Condensed Statements of Earnings for the three
            and six months ended June 30, 2002 and 2001                    2
       Consolidated Condensed Statements of Cash Flows for the six months
            ended June 30, 2002 and 2001                                   3
       Notes to Consolidated Condensed Financial Statements                4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                    11

Item 3.     Quantitative and Qualitative Disclosure About Market Risk.    17

                         PART II - OTHER INFORMATION
                         ----------------------------

Item 6.    Exhibits and Reports on Form 8-K.                              18

Signatures                                                                19


------------------------------------------------------------------

Item 1.     Financial Statements.

                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets


                                               June 30,        December 31,
                                                 2002              2001
(in thousands, except share data)             (unaudited)        (audited)
----------------------------------------------------------------------------

Assets

Current assets:
  Cash and cash equivalents                    $  100,321       $  117,218
  Receivables, less allowance of $1,245 and
   $1,083                                          63,067           51,534
  Inventories                                      15,392           13,829
  Deferred income taxes                             3,462            3,622
  Refundable income taxes                               -              435
  Other                                             6,789            5,265
                                               ----------        ---------
Total current assets                              189,031          191,903

Investment in limited partnership                  24,186                -
Property, plant and equipment, less accumulated
  depreciation and depletion of $133,745 and
  $126,942                                        146,011          145,883
Goodwill, less accumulated amortization of
  $10,008 and $10,008                              59,347           57,476
Intangible, less accumulated amortization of
  $2,399 and $2,053 and other assets               19,749           20,387
                                               ----------        ---------
Total assets                                   $  438,324        $ 415,649
                                               ==========        =========

Liabilities and Redeemable Common Stock

Current liabilities:
  Accounts payable                             $   40,986        $  37,101
  Current portion of long-term debt                 1,066            1,127
  Accrued payroll and payroll taxes                 8,493            8,770
  Accrued insurance costs                           5,925            6,103
  Income taxes payable                              1,698                -
  Other                                             4,734            4,449
                                               ----------        ---------
Total current liabilities                          62,902           57,550

Long-term debt, less current portion                1,810            2,534
Convertible debentures                             15,724           15,762
Deferred income taxes                              19,468           16,495
Other liabilities                                   1,380            1,111
                                               ----------        ---------
Total liabilities                                 101,284           93,452
                                               ----------        ---------

Minority interest                                   1,272            1,233
                                               ----------        ---------

Preferred stock, par $.01; 10 million shares
   authorized, no shares issued                         -                -

Redeemable common stock ($315,873 and $317,622
   aggregate redemption value):
  Common stock, par $.01; 100 million shares
   authorized, 36,017,404 and 36,216,902 issued
   and outstanding                                    360              362
  Additional paid-in capital                      173,808          175,555
  Accumulated other comprehensive loss               (194)            (194)
  Retained earnings                               161,794          145,241
                                               ----------        ---------
  Total redeemable common stock                   335,768          320,964
                                               ----------        ---------
Total liabilities and redeemable common stock  $  438,324        $ 415,649
                                               ==========        =========
------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                                      1
------------------------------------------------------------------

                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                Consolidated Condensed Statement of Earnings
                               (unaudited)

                                  Three Months Ended     Six Months Ended
                                       June 30,               June 30,
---------------------------------------------------------------------------
 (in thousands)                      2002        2001       2002      2001
---------------------------------------------------------------------------

Revenue                           $ 130,437  $ 137,832  $ 243,668 $ 250,901

Cost of revenue                    (101,181)  (110,007)  (192,551) (202,711)
Depreciation, depletion and
   amortization                      (5,373)    (5,812)   (10,815)  (11,535)
                                  ---------  ---------  --------- ---------
Gross profit                         23,883     22,013     40,302    36,655

General and administrative expenses  (8,068)    (6,794)   (15,186)  (13,228)
Gain on sale of property, plant and
   equipment                            116      1,222      2,843     1,782
                                  ---------  ---------  --------- ---------
Operating earnings                   15,931     16,441     27,959    25,209
                                  ---------  ---------  --------- ---------

Other income (expense):
  Investment income                     602      1,216      1,207     2,455
  Equity earnings (loss)                (95)         -       (814)        -
  Interest expense                     (338)      (216)      (679)     (471)
  Other, net                            (73)        91         (3)       97
                                  ---------  ---------  --------- ---------
Total other income (expense)             96      1,091       (289)    2,081
                                  ---------  ---------  --------- ---------

Earnings before income taxes and
   minority interest                 16,027     17,532     27,670    27,290
Minority interest in net earnings
   of subsidiaries                      (12)       (36)       (42)      (59)
Provision for income taxes           (6,417)    (7,015)   (11,074)  (10,916)
                                  ---------  ---------  --------- ---------

Net earnings                      $   9,598  $  10,481  $  16,554 $  16,315
                                  =========  =========  ========= =========

Net earnings per share:
  Basic                           $     .27  $     .29  $     .46 $     .45
                                  =========  =========  ========= =========
  Diluted                         $     .26  $     .28  $     .44 $     .44
                                  =========  =========  ========= =========
------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                                      2
------------------------------------------------------------------

                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

                Consolidated Condensed Statements of Cash Flows
                               (unaudited)

                                                         Six Months Ended
                                                             June 30,
-----------------------------------------------------------------------------
 (in thousands)                                            2002        2001
-----------------------------------------------------------------------------

Cash flows from operations:
  Net cash provided by operations                       $  21,460  $  29,167
                                                        ---------  ---------

Cash flows from investing activities:
  Short-term note receivable                                    -     (5,824)
  Proceeds from sales of property, plant and equipment      3,999      5,694
  Capital expenditures                                     (6,862)   (10,091)
  Investment in land and mineral property and acquisitions (7,742)    (7,289)
  Investment in limited partnership                       (25,000)         -
                                                        ---------   --------
  Net cash used in investing activities                   (35,605)   (17,510)
                                                        ---------   --------

Cash flows from financing activities:
  Payments on long-term debt                                 (880)    (2,275)
  Repurchases of common stock                              (1,872)    (2,137)
                                                        ---------   --------
    Net cash used in financing activities                  (2,752)    (4,412)
                                                        ---------   --------

Net increase (decrease) in cash and cash equivalents      (16,897)     7,245

Cash and cash equivalents at beginning of period          117,218     68,468
                                                        ---------   --------

Cash and cash equivalents at end of period              $ 100,321   $ 75,713
                                                        =========   ========
------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                                      3
------------------------------------------------------------------

                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    (in thousands, except per share data)

1.   Basis of Presentation:

     Kiewit Materials Company ("KMC") includes the accounts of KMC and its subsidiaries (collectively, the "Company"). KMC's subsidiaries represent several affiliated operating entities under common ownership, each of which is engaged in an aspect of the materials business.

     The consolidated balance sheet of the Company at December 31, 2001 has been derived from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments, which are of a normal recurring nature, that the Company considers necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2002.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Interim net earnings are not indicative of the net earnings expected for the full year or for any other interim period.

2.   Spin-off Agreements:

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

                                      4
------------------------------------------------------------------
                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
                     (in thousands, except per share data)

3.   Earnings Per Share:

      Basic earnings per share have been computed using the weighted average number of shares outstanding during each period. Diluted earnings per share gives effect to convertible debentures considered to be dilutive common stock equivalents. The potentially dilutive convertible debentures are calculated in accordance with the "if converted" method. This method assumes that the after-tax interest expense associated with the debentures is an addition to income and the debentures are converted into equity with the resulting common stock being aggregated with the weighted average shares outstanding.

                                  Three Months Ended     Six Months Ended
                                       June 30,               June 30,
                                  ------------------     ------------------
                                    2002        2001       2002      2001
                                  ------------------     ------------------

   Net earnings available to
     common stockholders           $   9,598 $  10,481   $  16,554 $  16,315
   Interest expense, net of tax
     effect, associated with
     convertible debentures              167        93         332       184
                                   --------- ---------   --------- ---------
   Net earnings for diluted shares $   9,765 $  10,574   $  16,886 $  16,499
                                   ========= =========   ========= =========

   Total number of weighted
     average shares outstanding
     used to compute basic earnings
     per share                        36,035    36,248      36,086    36,302
   Additional dilutive shares
     assuming conversion of
     convertible debentures            2,119     1,158       2,119     1,158
                                   --------- ---------   --------- ---------
   Total number of shares used to
     compute diluted earnings
     per share                        38,154    37,406      38,205    37,460
                                   ========= =========   ========= =========
   Net earnings per share:
     Basic                         $     .27 $     .29   $     .46 $     .45
                                   ========= =========   ========= =========
     Diluted                       $     .26 $     .28   $     .44 $     .44
                                   ========= =========   ========= =========

4.   Inventories:

     Inventories consist of the following:

                                               June 30,        December 31,
                                                 2002              2001
                                               ---------        -----------
       Raw materials                           $  13,724        $  11,749
       Other                                       1,668            2,080
                                               ---------        ---------
       Total inventories                       $  15,392        $  13,829
                                               =========        =========

                                      5
------------------------------------------------------------------

                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
                     (in thousands, except per share data)

5.   Intangible and Other Assets:

     Intangible and other assets consist of the following:

                                               June 30,        December 31,
                                                 2002              2001
                                               ---------        -----------

     Intangibles:
       Mining Permit
         Carrying value                        $  15,448        $  15,448
         Accumulated amortization                 (1,404)          (1,124)
     Non-compete agreements
         Carrying value                            1,410            1,405
         Accumulated amortization                   (995)            (929)
     Land option                                   2,000            2,000
     Notes receivable                              2,400            2,400
     Other                                           890            1,187
                                               ---------        ---------
     Total intangible and other assets         $  19,749        $  20,387
                                               =========        =========

     Amortization expense for the three months ended June 30, 2002 and 2001 amounted to $173 and $821, respectively. Amortization expense for the six months ended June 30, 2002 and 2001 amounted to $346 and $1,642, respectively. Amortization expense for 2002 and the subsequent five years is as follows:

                        Mining Permit     Non-compete
                        -------------     -----------
          2002          $    562          $    130
          2003          $    562          $    101
          2004          $    562          $     41
          2005          $    562          $     34
          2006          $    562          $     20
          2007          $    562          $     19

6   Comprehensive Income:

     Comprehensive income includes net earnings and unrealized gains (losses) on securities and minimum pension liability adjustments.

     Comprehensive income for the three and six months ended June 30, 2002 and 2001was as follows:

                                  Three Months Ended     Six Months Ended
                                       June 30,               June 30,
                                  ------------------     ------------------
                                    2002        2001       2002      2001
                                  ------------------     ------------------

     Net earnings                 $   9,598 $  10,481    $  16,554 $ 16,315
     Other comprehensive income
       (loss), before tax:
     Minimum pension liability
       Adjustment                         -         -         (323)       -
     Income tax expense related
        to items of other
        comprehensive income              -         -          129        -
                                  --------- ---------    --------- --------

     Comprehensive income         $   9,598 $  10,481    $  16,360 $ 16,315
                                  ========= =========    ========= ========

                                      6
------------------------------------------------------------------

                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
                     (in thousands, except per share data)

7   Segment Reporting:

    The Company has four operating segments: Arizona Operations, Pacific Northwest Operations, Northern California Operations and Quarries Operations, which represent separately managed strategic business units that have different marketing strategies. Arizona Operations derives its revenue from the sale of aggregates, ready-mix, asphalt and paving operations. Pacific Northwest Operations and Northern California Operations derive their revenues from the sale of aggregates, ready-mix and asphalt. Quarries Operations derives its revenue from the sale of aggregates. Arizona and Pacific Northwest Operations meet the requirements of quantitative thresholds and are being disclosed as reportable operating segments. Other Operations includes the Northern California and Quarries Operations. Corporate includes goodwill and intangible amortization related to acquisitions, general corporate expenses, corporate cash and cash equivalents, home office facilities, investments in non-materials related operations and deferred tax assets, which collectively are not reported to the chief operating decision maker by segment.

                                 Pacific
Three months ended    Arizona    Northwest     Other
June 30, 2002       Operations  Operations  Operations  Corporate   Total
---------------------------------------------------------------------------

Aggregates          $   13,204  $    6,214  $   11,379  $       -  $ 30,797
Hot-mix asphalt         19,763       2,885       1,264          -    23,912
Ready mix concrete      62,268       4,057       6,884          -    73,209
Other                    2,519           -           -          -     2,519
                    ----------  ----------  ----------  ---------  --------
Total revenues      $   97,754  $   13,156  $   19,527  $       -  $130,437

Depreciation,
  depletion and
  amortization      $    2,694  $    1,352  $    1,161  $     166  $  5,373

Operating income
  (loss)            $   11,894  $    1,169  $    5,541  $  (2,673) $ 15,931

Identifiable assets $  129,379  $   50,978  $   75,517  $ 123,103  $378,977

Goodwill, net of
  accumulated
  amortization      $   13,725  $   14,854  $   30,768  $       -  $ 59,347

Capital expenditures$    2,314  $      967  $    1,144  $     (94) $  4,331

Three months ended
June 30, 2001
---------------------------------------------------------------------------

Aggregates          $   15,504  $    5,902  $   10,179  $       -  $ 31,585
Hot-mix asphalt         23,180       1,965       1,320          -    26,465
Ready mix concrete      67,204       3,873       4,722          -    75,799
Other                    3,983           -           -          -     3,983
                    ----------  ----------  ----------  ---------  --------
Total revenues      $  109,871  $   11,740  $   16,221  $       -  $137,832

Depreciation,
  depletion and
  amortization      $    2,667  $    1,295  $    1,029  $     821  $  5,812

Operating income
  (loss)            $   14,570  $    2,420  $    4,553  $  (5,102) $ 16,441

Identifiable assets $  123,447  $   55,405  $   76,536  $  78,690  $334,078

Goodwill, net of
  accumulated
  amortization      $   11,214  $   15,286  $   31,127  $       -  $ 57,627

Capital expenditures$    1,318  $        -  $    1,490  $     598  $  3,406

                                      7
------------------------------------------------------------------

                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
                     (in thousands, except per share data)

7.   Segment Reporting:

                                 Pacific
Six months ended     Arizona    Northwest     Other
June 30, 2002       Operations  Operations  Operations  Corporate   Total
---------------------------------------------------------------------------

Aggregates          $   27,184  $   10,982  $   17,298  $       -  $ 55,464
Hot-mix asphalt         34,578       4,264       1,818          -    40,660
Ready mix concrete     123,700       7,833      10,646          -   142,179
Other                    5,365           -           -          -     5,365
                    ----------  ----------  ----------  ---------  --------
Total revenues      $  190,827  $   23,079  $   29,762  $       -  $243,668
Depreciation,
  depletion and
  amortization      $    5,425  $    2,694  $    2,270  $     426  $ 10,815
Operating income
  (loss)            $   24,097  $    1,440  $    6,900  $  (4,478) $ 27,959

Identifiable assets $  129,379  $   50,978  $   75,517  $ 123,103  $378,977

Goodwill, net of
  accumulated
  amortization      $   13,725  $   14,854  $   30,768  $       -  $ 59,347

Capital expenditures$    3,101  $      967  $    2,769  $      25  $  6,862

Six months ended
June 30, 2001
---------------------------------------------------------------------------
Aggregates          $   29,680  $   10,285  $   16,398  $       -  $ 56,363
Hot-mix asphalt         38,545       3,589       1,627          -    43,761
Ready mix concrete     126,338       7,854       8,666          -   142,858
Other                    7,919           -           -          -     7,919
                    ----------  ----------  ----------  ---------  --------
Total revenues      $  202,482  $   21,728  $   26,691  $       -  $250,901

Depreciation,
  depletion and
  amortization      $    5,214  $    2,612  $    2,067  $   1,642  $ 11,535

Operating income
  (loss)            $   23,925  $    2,408  $    5,875  $  (6,999) $ 25,209

Identifiable assets $  123,447  $   55,405  $   76,536  $  78,690  $334,078

Goodwill, net of
  accumulated
  amortization      $   11,214  $   15,286  $   31,127  $       -  $ 57,627

Capital expenditures$    4,485  $    1,361  $    3,641  $     604  $ 10,091

                                      8
------------------------------------------------------------------

                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
                     (in thousands, except per share data)

8.   Transitional Disclosure for Adoption of SFAS 142:

     On January 1, 2002, the Company adopted SFAS 142, and, accordingly, discontinued goodwill amortization. Results for the three and six months ended June 30 assuming the elimination of goodwill amortization are summarized below:

                                  Three Months Ended     Six Months Ended
                                       June 30,               June 30,
                                  ------------------     ------------------
                                    2002        2001       2002      2001
                                  ------------------     ------------------
     Net earnings
       As reported                $  9,598  $  10,481    $  16,554 $ 16,315
       Goodwill amortization
         (net of tax)                    -        389            -      778
                                  --------  ---------    --------- --------
       As adjusted net
         earnings                 $  9,598  $  10,870    $  16,554 $ 17,093
                                  --------  ---------    --------- --------

     Basic net earnings per share
       As reported                $    .27  $     .29    $     .46 $    .45
       Goodwill amortization
         (net of tax)                    -        .01            -      .02
                                  --------  ---------    --------- --------
       As adjusted                $    .27  $     .30    $     .46 $    .47
                                  --------  ---------    --------- --------

     Diluted net earnings per share
       As reported                $    .26  $     .28    $     .44 $    .44
       Goodwill amortization
         (net of tax)                    -        .01            -      .02
                                  --------  ---------    --------- --------
       As adjusted                $    .26  $     .29    $     .44 $    .46
                                  --------  ---------    --------- --------

     The Company compared the carrying value of goodwill by reporting unit, which is the same as operating segment, to the fair market value of the related net assets using a discounted cash flows approach. Based on this analysis, the Company determined there was no indication of impairment to the carrying value of goodwill at any of its reporting units.

9.   Subsequent Events:

     On July 9, 2002, KMC entered into an Agreement and Plan of Merger (the "Merger Agreement") with Rinker Materials Corporation, a Georgia corporation ("Rinker"), and Jem Lear Acquisition Company, Inc., a Delaware corporation and a wholly owned subsidiary of Rinker ("Merger Sub"). The Merger Agreement provides that, subject to its terms and conditions, (i) Merger Sub will commence a tender offer (the "Offer") for all of the issued and outstanding shares of the common stock, par value $0.01 per share, of KMC (the "Common Stock"), at a price of $17.00 per share (such price or any higher price as may be paid in the Offer, the "Per Share Amount"), in each case, net to the seller in cash, and (ii) following consummation of the Offer, and satisfaction of the conditions of the Merger, Merger Sub will merge with and into KMC, with KMC as the surviving corporation (the "Merger"). As a result of the Merger, each issued and outstanding share of Common Stock (other than shares held in the treasury of KMC, by Rinker, Merger Sub or any subsidiary of Rinker or Merger Sub and other than shares as to which the holder thereof has properly exercised and perfected its appraisal rights in accordance with Delaware law) will be converted into the right to receive the Per Share Amount in cash. On July 23, 2002, Merger Sub commenced the Offer, which is scheduled to expire on September 25, 2002, unless extended.

     In connection with KMC's execution of the Merger Agreement, on July 8, 2002, the Board of Directors of KMC unanimously adopted a resolution that waived the transfer restrictions on the Common Stock set forth in Article VIII, Section A.6 of KMC's Amended and Restated Certificate of Incorporation, only to the extent necessary to permit the holders of shares of Common Stock to tender such shares in the Offer and to allow Merger Sub to validly purchase such tendered shares in the Offer.

                                      9
------------------------------------------------------------------

                  KIEWIT MATERIALS COMPANY AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
                     (in thousands, except per share data)

     In connection with the Merger, and pursuant to the terms of the Merger Agreement, KMC also announced that its Board of Directors authorized the redemption of all series of its outstanding Convertible Debentures that were issued pursuant to the terms of that certain Indenture, dated as of September 14, 2000, between KMC and UMB Bank, N.A. (the "Indenture"). Pursuant to the terms of the Indenture, each holder of a Convertible Debenture has the right, in lieu of receiving the redemption amount in respect thereof, to convert the principal amount of such Convertible Debenture into fully paid and non-assessable shares of Common Stock at the conversion rate set forth in the Indenture. Redemption notices and letters of transmittal were mailed to holders of Convertible Debentures on or about July 17, 2002. As set forth in the redemption notices, the redemption date has been set for August 19, 2002.

     In recognition of the efforts of Donald E. Bowman, Vice President and Chief Financial Officer of KMC, and Mark E. Belmont, Vice President and General Counsel of KMC, in connection with the preparation and negotiation of the Merger Agreement and the related documents and transactions, the Board of Directors has determined that, upon the closing of the Offer, Messrs. Bowman and Belmont will be paid transaction bonuses of $500,000 and $100,000, respectively.

     KMC engaged James Goodwin Inc. ("JGI"), a company controlled by James Goodwin, a member of the Board of Directors, to provide it with financial advisory services in connection with the Offer and the Merger and its negotiations with Parent. Pursuant to a fee letter, dated as of January 30, 2002, by and between KMC and JGI (the "Fee Letter"), KMC has agreed to pay JGI a fixed fee of $3 million for services rendered. The payment of this fee is contingent upon the successful completion of the Offer. KMC has also agreed to reimburse JGI for certain expenses incurred in connection with rendering its services, including fees and disbursements to its legal counsel and certain transportation expenses. In addition, KMC has agreed to indemnify JGI and its employees against any losses, damages, liabilities, expenses or claims arising out of JGI's engagement, except to the extent such losses, damages, liabilities, expenses or claims arise out of JGI's or its employees bad faith or gross negligence.

     Pursuant to the terms of the Merger Agreement, on August 2, 2002, KMC redeemed its limited partnership interest in the private investment fund limited partnership and received $24,219 in proceeds from such redemption. KMC recognized a $781 loss on this investment. At June 30, 2002, the loss reflected for this investment was $814. This loss is reflected in equity earnings on the Consolidated Condensed Statement of Earnings.

10.   Other Matters:

      The Company is involved in various lawsuits and claims incidental to its business. Management believes that any resulting liability should not materially affect the Company's financial position, future results of operations or cash flows.

                                      10
------------------------------------------------------------------

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

Results of Operations

The Consolidated Statements of Earnings summarizes the operating performance of the Company for the first six months and quarters ending June 30, 2001 and 2002. To facilitate analysis, these results are discussed on an overall basis and by reporting segment as explained in Footnote No. 8 of the Notes to Consolidated Condensed Financial Statements.

Second Quarter 2002 vs. Second Quarter 2001

Revenue. Overall sales for the second quarter of 2002 were $130 million. This is a decrease of $8 million when compared to sales of $138 million for the second quarter of 2001. Average selling prices across product lines declined 1% when comparing the second quarter of 2002 to the same period in 2001. Declines in asphalt and aggregate prices offset an overall increase in the selling price of ready mix. Total revenues also declined 3% due to a reduction in sales of hot-mix asphalt and ready mix products. The decline in the unit volumes of these products was 5% for hot mix asphalt and 4% for ready mix. Sales of aggregate products increased 2% when comparing the two periods.

Gross Profit. Gross profit increased approximately $2 million to $24 million in the second quarter of 2002 as compared to $22 million in 2001. Gross profit improved for each segment. The gross profit margin percentage increased to 18% from 16% in the second quarters of 2002 and 2001,
respectively.   Approximately one third of this gross margin improvement was from the elimination of goodwill amortization as required by Financial Accounting Standards Board Statement of Financial Standards No. 142. The remaining two third improvement is explained further in the segment analysis below.

General and Administrative. General and administrative expenses increased $1 million in the second quarter of 2002 when compared to 2001. This increase was attributable to higher expenses occurring at each segment as explained in their individual sections below. Total corporate expenses were approximately equal for the two periods as increases in compensation expense and professional service costs were offset by a reduction in fees paid to the former parent for various administrative services.

Gain on Sale of Property, Plant, and Equipment. Gains from the sale of property, plant and equipment decreased $1 million in the second quarter of 2002 when compared to the same period in 2001. The decrease resulted from a gain recognized on the sale of depleted mineral property in Washington in the second quarter of 2001.

Other Income and Expenses. Other income decreased $1 million resulting from lower investment income due to the decline in the investment return on excess cash invested in money market funds due to a decline in interest rates and a

                                      11
------------------------------------------------------------------

decrease in principal invested due to the investment in the limited partnership. In addition other income decreased due to a loss experienced by the limited partnership investment that is accounted for using the equity method and greater interest expense from the increased amount of convertible debenture debt outstanding.

Provision for Income Taxes. The income tax rate for the second quarter of 2002 and 2001 was 40%. This rate differs from the federal statutory rate of 35% due to the inclusion of state income taxes and the additional deduction of percentage depletion over cost depletion recorded in the financial statements.

Arizona Operations. Revenue for the second quarter of 2002 declined $12 million to $98 million in 2002 as compared to $110 million in 2001. The segment experienced declines in unit volumes for each product line. The declines in unit volumes of aggregates, hot-mix asphalt and ready mix were 4%, 10% and 7%, respectively. The decrease in unit volumes is attributable to completion in 2001 of several projects which required large purchases of company aggregates and a general decline in construction activity. Average selling prices across product lines declined 2% between the two quarters as an increase in average selling prices for ready mix concrete was offset by declines in aggregate and hot-mix asphalt prices. The decline in aggregate prices was primarily caused by the completion in 2001 of the aforementioned projects. The reduction in the average hot-mix asphalt selling price was attributable to a change in the product mix within that product line. Gross profit margins increased 1% between the two quarters as a result of lower asphalt oil costs and lower transportation costs due to outsourcing of various hauling needs. Additionally, gross profit increased due to a greater percentage of aggregates being obtained from less expensive internal production rather than third party purchases. General and administrative expenses for this segment increased $0.5 million primarily from higher legal and professional service costs.

Pacific Northwest Operations.   Revenue increased $1 million to $13 million
in 2002 as compared to $12 million in the second quarter of 2001. Unit volumes for aggregates and hot-mix asphalt increased 11% and 54%, respectively, while ready mix unit volumes remained essentially unchanged. Offsetting this increase was a price decrease for aggregate and hot-mix asphalt products. The price decline in asphalt was caused by a higher percentage of sales to public work projects that typically have a lower average selling price. Pricing levels for aggregates continues to be impacted by slow economic activity in the Portland Oregon area. The overall decline in selling prices across product lines averaged 3% of sales revenue. Gross profit margins increased 1% when comparing the two periods due to the higher unit volumes in 2002. However, operating income levels in 2002 declined when compared to 2001 due to the sale of surplus real property in 2001 that resulted in a recognized gain of about $0.9 million. General and administrative expenses for this segment increased slightly as a result of litigation settlements.

Other Operations. Revenue increased $3 million in 2002 compared to the second quarter in 2001. Higher unit sales of aggregates and ready mix were the main sources for the revenue increase. The sales of these products benefited from strong demand in the areas serviced by the Northern California Operations and from additional sales by quarries located in Wyoming. Price increases averaging 3% across product lines also contributed to the increase in sales revenue. Gross profit margins also increased due to the higher selling prices in 2002 and the increased unit volumes. General and administrative expenses increased due to costs related to computer systems installed since the second quarter of 2001 that were necessary to support an expanded service area in Northern California.

Six Months 2002 vs. Six Months 2001

Revenue. Overall sales for the first six months of 2002 were $244 million. This is a decrease of $7 million when compared to sales of $251 for the same period in 2001. A reduction in the unit volume of each product was responsible for the decline in sales revenue. The changes in volumes equaled 4% for aggregates, 2% for hot-mix asphalt, and 3% for ready mix. Average selling prices across product lines were essentially unchanged when comparing the two periods as declines in asphalt and aggregate prices were offset by increases in the average selling price of ready mix.

                                      12
------------------------------------------------------------------

Gross Profit. Gross profit increased approximately $3 million to $40 million in the first six months of 2002 as compared to $37 million in 2001. Gross profit improved for each segment. The gross profit margin percentage increased to 17% from 15% in the first six months of 2002 and 2001,
respectively.   Approximately one third of this gross margin improvement was from the elimination of goodwill amortization as required by Financial Accounting Standards Board Statement of Financial Standards No. 142. The remaining two third improvement is explained further in the segment analysis below.

General and Administrative. General and administrative expenses increased $2 million in 2002 when compared to 2001. This increase was attributable to higher expenses occurring at the Arizona Operations and Other Operations segments as explained in their individual sections below. Total corporate expenses were also higher in 2002 by approximately $0.2 million due to increases in compensation expense and professional services. These increases were partially offset by a decline in fees paid to the former parent for various administrative services.

Gain on Sale of Property, Plant, and Equipment. Gains from the sale of property, plant and equipment increased $1 million in the first six months of 2002 when compared to the same period in 2001. The increase resulted from a gain recognized on the sale of depleted mineral property in Arizona in 2002.

Other Income and Expenses. Other income decreased $2 million due to a decline in the investment return on excess cash invested in money market funds due to a decline in interest rates and a decrease in principal invested due to the investment in the limited partnership. In addition other income decreased due to a loss experienced by the limited partnership investment that is accounted for using the equity method and greater interest expense from the increased amount of convertible debenture debt outstanding.

Provision for Income Taxes. The income tax rate for the first six months of 2002 and 2001 was 40%. This rate differs from the federal statutory rate of 35% due to the inclusion of state income taxes and the additional deduction of percentage depletion over cost depletion recorded in the financial statements.

Arizona Operations. Revenue for 2002 declined $11 million to $191 million as compared to $202 million in 2001. The segment experienced declines in the unit volumes for each product line. The declines in unit volumes of aggregates, hot-mix asphalt and ready mix were 12%, 5% and 4%, respectively. The decrease in unit volumes is attributable to the completion in 2001 of several projects which required large purchases of company aggregates and a general decline in construction activity. Average selling prices across product lines were essentially equal between the two periods as increases in average selling prices for ready mix and aggregates were offset by a decline in hot-mix asphalt prices. The reduction in the average hot-mix asphalt selling price was attributable to a change in the product mix within that product line. Gross profit margins increased approximately 1% between the two periods as a result of lower asphalt oil costs and lower transportation costs due to outsourcing of various hauling needs. Additionally, gross profit increased due to a greater percentage of aggregates being obtained from less expensive internal production rather than third party purchases. Operating income increased due to a $2 million gain from the sale of depleted mineral property in 2002. General and administrative expenses for this segment increased $0.9 million primarily from higher legal and professional service costs.

Pacific Northwest Operations.   Revenue increased $1 million to $23 million
in 2002 as compared to $22 million in 2001. Unit volumes for aggregates and hot-mix asphalt increased 16% and 24%, respectively, while ready mix unit volumes remained essentially unchanged. Offsetting this increase was a price decline in each product line that averaged 5% of sales revenue.
Pricing levels were affected by the continued slow construction activity in the Portland Oregon area and a higher proportion of public works projects that typically carry a lower price level. Gross profit margins increased 3% when comparing the two periods due to the higher volumes in 2002. However, operating income levels in 2002 declined when compared to 2001 due to the sale of surplus real property in 2001 that resulted in a recognized gain of about $0.9 million. General and administrative expenses for this segment decreased slightly as higher legal and service costs were offset by a general decline of other expenses achieved through a cost reduction program.

Other Operations. Revenue increased $3 million in 2002 compared to 2001. A 3% increase in unit sales of aggregates and a 15% increase in ready mix unit sales were the main sources of the revenue increase. The sales of these

                                      13
------------------------------------------------------------------

products benefited from strong demand in the area serviced by the Northern California Operations and from quarries located in Wyoming. Price increases averaging 4% across product lines also contributed to the increase in sales revenue. Gross profit margins increased 3% due to the higher selling prices in 2002 and the increased unit volumes. General and administrative expenses increased due to costs related to computer systems installed since the first six months of 2001 that were necessary to support an expanded California service area.

Liquidity and Financial Condition - June 30, 2002
-------------------------------------------------

     Cash and cash equivalents decreased $17 million to $100 million at June 30, 2002 from $117 million at December 31, 2001. The decrease reflects cash provided from operations of $21 million less cash used in investing activities of $35 million and $3 million used in financing activities.

     Net cash provided by operations for the first six months of 2002 of $21 million represented a $8 million decrease from the same period in 2001. The decrease was mainly due to changes in working capital balances.

     Net cash used in investing activities in the first six months of 2002 increased $18 million as compared to the first six months of 2001. The increase in the use of cash was mainly due to an investment in a limited partnership for $25 million and a decrease of $2 million in proceeds from the sale of property, plant and equipment. These uses of cash were partially offset by a decrease of $6 million and $3 million in cash used for the issuance of a short-term note receivable in conjunction with a like kind exchange of property and for the purchase of property, plant and equipment, respectively. The decrease in purchases of property, plant and equipment is mainly attributable to slow economic activity in the first six months of 2002. However, to meet ongoing maintenance needs the Company purchased $4 million of property, plant and equipment in the second quarter of 2002 when compared to $3 million in the second quarter of 2001. On August 2, 2002, the Company redeemed its limited partnership interest in the partnership and received $24 million in proceeds from such redemption.

     Net cash used in financing activities decreased $2 million in 2002 as compared to the first six months of 2001. Payments on long-term debt constituted the reason for the decrease due to the payoff of certain outstanding debt in the first six months of 2001.

     The Company believes that its current cash position together with anticipated cash flows from operations will be sufficient for the working capital and equipment replacement requirements of the Company for the next twelve months. The Company does not have any established credit facilities. At June 30, 2002, the Company had $19 million of notes payable and convertible debentures payable. Further, the Company does not currently intend to pay any cash dividends.

     On July 9, 2002, KMC, Rinker and Merger Sub entered into the Merger Agreement pursuant to which, on July 23, 2002, Merger Sub commenced the Offer for all of the issued and outstanding shares of Common Stock of KMC at a price of $17.00 per share, net to the seller in cash. Following consummation of the Offer, and satisfaction of the conditions of the Merger, Merger Sub will be merged with and into KMC, with KMC as the surviving corporation. As a result of the Merger, each issued and outstanding share of Common Stock (other than shares held in the treasury of KMC, by Rinker, Merger Sub or any subsidiary of Rinker or Merger Sub and other than shares as to which the holder thereof has properly exercised and perfected its appraisal rights in accordance with Delaware law) will be converted into the right to receive the Per Share Amount.

Critical Accounting Policies
----------------------------

     The Company has identified the following accounting policies as "critical" based on each one being important to the portrayal of the Company's financial condition and results of operations, and requiring management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. As discussed below the Company's financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application

                                      14
------------------------------------------------------------------

of such policies. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The Company's critical accounting policies include:

     Inventories. Inventories consist primarily of raw materials, repair parts, fuel and building materials that the Company holds for use or sale in the ordinary course of business. Inventories are stated at the lower of average cost or market. Cost of inventory is determined using the last-in, first-out (LIFO) assumption as to the flow of cost factors, including applicable expenditures and charges directly or indirectly incurred in bringing inventories to their existing condition and location. Inventory values are adjusted to survey results annually. Unforeseen events and changes in circumstances and market conditions could affect the carrying value of the Company's inventory and result in a charge or a benefit to the Company's results of operations.

     Capitalization of property, plant and equipment. The Company has adopted a capitalization policy of capitalizing all new purchases and any major improvements on property, plant and equipment costing in excess of $10,000. All maintenance costs are expensed in the period the work is completed. Unforeseen events and changes in circumstances which result in the change of the dollar amount floor or the types of costs included or excluded in the capitalization policy could affect the value of the Company's assets and results of operations.

     Depreciation and depletion. Depreciation is provided on a straight-line method based on estimated useful lives. Depletion of mineral properties is provided on a unit-of-extraction basis determined in relation to estimated recoverable reserves at each mineral site. Unforeseen events and changes in circumstances which change the estimates used to determine useful lives and recoverable reserves could affect the value of the Company's assets and results of operations.

     Impairment of long-lived assets and intangibles. The Company reviews the carrying amounts of its long-lived assets, including goodwill and identifiable intangibles, for impairment whenever events or changes in circumstances indicate that such carrying amounts may not be recoverable. Measurement of any impairment would include a comparison of the present value of the estimated future operating cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets. Unforeseen events and changes in circumstances and market conditions and material differences in the value of intangible assets due to changes in estimates of future operating cash flows could negatively affect the fair value of the Company's assets and result in an impairment charge.

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

                                      15
------------------------------------------------------------------

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

     On January 1, 2002, the Company adopted SFAS 142, and, accordingly, discontinued goodwill amortization. Results for the three and six months ended June 30 assuming the elimination of goodwill amortization are summarized in Footnote 8 in the Notes to Consolidated Condensed Financial Statements.

     During June 2001, the FASB issued SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is required to perform reclamation at various locations depending upon state and/or lease requirements. Due to the insignificance of the amount of the reclamation obligations, the Company does not anticipate the adoption of this Statement to have a material effect on the Company's consolidated financial position or results of operations.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds FASB Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. SFAS 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company is currently evaluating the impact of this statement to determine the effect, if any, it may have on its consolidated results of operations and financial position.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement sets forth various modifications to existing accounting guidance which prescribes the conditions which must be met in order for costs associated with contract terminations, facility consolidations, employee relocations and terminations to be accrued and recorded as liabilities in financial statements. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of this statement to determine the effect, if any, it may have on its consolidated results of operations and financial position.

                                      16
------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

         Other than discussed below, the Company does not believe it is subject to significant market risks arising from interest rates, foreign exchange rates or equity price fluctuations associated with market risk sensitive instruments.

         On February 1, 2002, KMC invested $25 million in a private investment fund limited partnership (the "Partnership"). The investment objective of the Partnership is to generate current income and capital appreciation while minimizing the potential for loss of principal. The Partnership may use a variety of investment strategies with the principal one being merger arbitrage. In general, a merger arbitrage strategy involves purchasing the stock of a company being acquired or merged with another company and selling short the stock of the acquiring company. A particular merger arbitrage transaction will either derive a profit or a loss depending on the price differential between the price of the securities when purchased and the price ultimately realized when the transaction is completed. The primary risk is that a loss could result if the transaction is not completed. The Partnership invests in a diversified portfolio of these types of transactions to minimize risk of loss. On August 2, 2002, the Company redeemed its limited partnership interest in the Partnership and received $24 million in proceeds from such redemption. KMC recognized a $.7 million loss on this investment. At June 30, 2002, the loss reflected for this investment was $.8 million. This loss is reflected in equity earnings in the Consolidated Condensed Statement of Earnings.

                                      17
------------------------------------------------------------------

                       PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a)    Exhibits required by Item 601 of Regulation S-K.

               2.1 Agreement and Plan of Merger, dated July 9, 2002, among the Company, Rinker Materials Corporation and Jem Lear Acquisition Company, Inc. (incorporated by reference to
                     Exhibit 2.1 to the Form 8-K filed by the Company on July 10, 2002).

              10.1 Form of Executive Employment Agreement, dated as of April 19, 2002, by and between KMC and certain executive officers (incorporated by reference to Exhibit (e)(2) to the Schedule 14D-9 filed by KMC on July 23, 2002).

              10.2 Form of Amendment to Executive Employment Agreement, dated as of July 8, 2002, by and between KMC and certain executive officers (incorporated by reference to Exhibit
                     (e)(3) to the Schedule 14D-9 filed by KMC on July 23,
                     2002).

              10.3 Revised Executive Employment Agreement, dated as of July 8, 2002, by and between KMC and Christopher J. Murphy (incorporated by reference to Exhibit (e)(4) to the Schedule 14D-9 filed by KMC on July 23, 2002).

              10.4 Revised Executive Employment Agreement, dated as of July 8, 2002, by and between KMC and Daniel Speck
                     (incorporated by reference to Exhibit (e)(5) to the Schedule 14D-9 filed by KMC on July 23, 2002).

               99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b) No reports on Form 8-K have been filed during the second quarter of 2002.

                                      18
------------------------------------------------------------------

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIEWIT MATERIALS COMPANY

Date:  August 13, 2002                          /s/ Donald E. Bowman
                                                -----------------------------
                                                Donald E. Bowman
                                                Vice President, Chief
                                                Financial Officer

                                      19
------------------------------------------------------------------